Form 10QSB
period 2006-09-30
SMART MOVE, INC.
filed 2007-01-22
CIK 1349108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from                 to
Commission file number 001-32951
SMART MOVE, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	54-2189769

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification number
5990 Greenwood Plaza Blvd. #390 Greenwood Village, CO 80111

(Address of Principal Executive Offices)
Issuer’s telephone number: 720-488-0204
N/A

Former name, former address, and former fiscal year, if changed since last report
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of January 15, 2007, the Registrant had 10,171,092 shares of its common stock outstanding.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

PART 1. FINANCIAL INFORMATION (of A Smart Move L.L.C. which merged in a two for one split into Smart Move, Inc. on December 6, 2006 see footnote 1)
Item 1. Financial Statements
A Smart Move, L.L.C.
Balance Sheets

	September 30,	December 31,
	2006 (unaudited)	2005
ASSETS

Current assets:
Cash and cash equivalents	$3,191,897	$3,344,071
Account receivable trade, net	260,224	38,418
Contracts in process	453,293	218,720
Prepaid and other	26,773	21,340

Total current assets	3,932,187	3,622,549

Property and equipment, net	8,633,416	4,891,633
Other assets	91,228	52,581
Deferred offering costs	—	81,983

	8,724,644	5,026,197

Total assets	$12,656,831	$8,648,746

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accounts payable	$1,297,971	$482,928
Checks drawn in excess of available bank balances	—	199,802
Accrued interest	252,116	169,458
Deferred revenue	94,539	98,191
Current portion of long-term debt and note payable, net of discounts of $472,947 and $56,364	259,985	536,724
Current portion of obligations under capital leases	82,349	77,229

Total current liabilities	1,986,960	1,564,332

Long-term liabilities:
Long-term debt and notes payable, less current portion, net of discounts of $5,825,964 and $1,087,267	4,631,195	4,762,991
Obligations under capital leases, less current portion	268,410	336,706

	4,899,605	5,099,697

Total liabilities	6,886,565	6,664,029

Commitments and contingent liabilities

Members’ equity; 50,000,000 authorized shares 3,423,946 and 2,171,420 issued and outstanding	5,770,266	1,984,717

Total liabilities and members’ equity	$12,656,831	$8,648,746

The accompanying notes are an integral part of these financial statements

A Smart Move, L.L.C.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	$1,490,934	$631,790	$3,227,403	$655,120

Cost of moving and storage (exclusive of depreciation and amortization shown separately below)	1,623,627	670,346	3,804,936	720,508

Depreciation and amortization	275,278	114,540	706,810	163,818

Total cost of moving and storage	1,898,905	784,886	4,511,746	884,326

Gross loss	(407,971)	(153,096)	(1,284,343)	(229,206)

Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below including noncash compensation of $2,500,000 for the nine months ended September 30, 2006)	848,420	526,361	4,952,611	1,275,674
Depreciation and amortization	26,166	11,264	71,968	28,744
Impairment of note receivable	—	—	47,000	—
Write-off of deferred offering costs	602,262	—	602,262	—

Total selling, general and administrative expenses	1,476,848	537,625	5,673,841	1,304,418

Operating loss	(1,884,819)	(690,721)	(6,958,184)	(1,533,624)

Other income (expense):
Interest income	9,805	1,702	80,481	13,614
Interest expense	(604,880)	(117,977)	(1,229,975)	(305,188)
Other expense	—	(183,600)	—	(204,000)

Total other expense	(595,075)	(299,875)	(1,149,494)	(495,574)

Net loss	$(2,479,894)	$(990,596)	$(8,107,678)	$(2,029,198)

Net loss per member share:
Basic and diluted	$(0.90)	$(0.66)	$(3.34)	$(1.39)

Member shares used to compute net loss per member share:
Basic and diluted	2,761,353	1,490,666	2,427,423	1,463,865

The accompanying notes are an integral part of these financial statements

A Smart Move, L.L.C.
Statements Of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,107,678)	$(2,029,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	778,778	192,562

Non-cash compensation	2,500,000	—

Write-off of deferred offering costs	602,262	—

Amortization of debt discount	268,643	42,774

Amortization of warrants for services	8,839	7,577

Additional shares issued upon conversion of debt to equity	36,670	—

Additional warrants issued upon conversion of debt to equity	124,470	—

Warrant liability	—	204,000

Loss on asset disposal	7,446	—

Impairment of notes receivable	47,000	—

Change in operating assets and liabilities:

Accounts receivable	(221,806)	(60,365)

Prepaid and other	(11,084)	15,243

Contracts in process	(234,573)	(233,205)

Accounts payable	815,043	409,079

Accrued interest	379,358	202,545

Deferred revenue	(3,652)	68,133

Net cash used in operating activities	(3,010,284)	(1,180,855)

Cash flows from investing activities:

Additions of property and equipment (excluding items under capital lease)	(4,528,007)	(3,868,320)

Restricted cash	—	(15,000)

Deposits on equipment	—	300,000

Notes receivable	(47,000)	—

Deposits on office lease	(44,000)	—

Net cash used in investing activities	(4,619,007)	(3,583,320)

Cash flows from financing activities:

Proceeds from sale of member shares	2,100,008	3,085,350

Proceeds from exercise of options	25,000	—

Offering costs on sale and conversion of member shares	(176,766)	(319,928)

Proceeds from notes payable	6,832,500	3,000,000
Proceeds from subscription receivable	—	28,500
Notes payable issuance costs	(532,113)	(150,000)
Proceeds from bank debt	500,000	1,490,400
Payments on bank debt	(483,755)	(194,244)
Bank debt issuance costs	(4,500)	(44,933)
Payments on obligations under capital leases	(63,176)	(280,413)
Proceeds from member loan	—	160,000
Checks drawn in excess of available bank balances	(199,802)	40,106
Deferred offering costs	(520,279)	—

Net cash provided by financing activities	7,477,117	6,814,838

Net increase (decrease) in cash and cash equivalents	(152,174)	2,050,663

Cash and cash equivalents at beginning of period	3,344,071	2,784,391

Cash and cash equivalents at end of period	$3,191,897	$4,835,054

The accompanying notes are an integral part of these financial statements

A Smart Move, L.L.C.
Statements Of Cash Flows (continued)
(Unaudited)

Nine Months Ended September 30,	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$460,768	$70,537
Supplemental disclosure of noncash investing and financing activities:
Conversion of accrued interest to member shares	$296,700	$131,700
Equipment acquired under capital lease	$—	$712,468
Conversion of debt to member shares	$2,002,069	$100,000
Subscription receivable on member shares	$—	$180,000
Offering costs payable on subscriptions	$—	$18,491
Warrants issued for debt offering costs	$184,594	$205,500
Allocation of value of warrants issued in connection with debt	$1,243,952	$545,008
Allocation of value of beneficial conversion feature in connection with debt	$3,556,530	$—
The accompanying notes are an integral part of these financial statements

A Smart Move, LLC
Notes to Condensed Financial Statements
1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying financial statements of Smart Move, LLC dba Smart Move (“Smart Move” or the “Company”) have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. On December 6, 2006, A Smart Move L.L.C. merged into a Smart Move, Inc. The purpose of the merger was to reorganize as a Delaware corporation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to the financial statements included in Smart Move Inc.’s Registration statement on Form SB-2 pre-effective amendment two. The results of operations for the period ended September 30, 2006 are not necessarily an indication of operating results for the full year.
     Use of estimates
     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
     Stock Based Compensation
     Effective January 1, 2006, Smart Move adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”) which requires that the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, be based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Smart Move’s employee options exercisable into 400,000 shares were fully vested as of December 31, 2005. No stock options were granted in the nine months ended September 30, 2006, therefore there is no stock compensation expense to be reflected under SFAS 123R for the nine months ended September 30, 2006. On July 26, 2006 the Board of Directors voted to allow the option holders to exercise their options on a cashless basis. The options did not have a cashless provision at the date of grant. As of July 31, 2006, the holders of 380,000 option holders elected to convert their options as a cashless exercise with a strike price of $9.00 a share. The Company issued 268,890 shares in exchange for 380,000 options. In addition 20,000 options were exercised for cash proceeds to the Company totaling $25,000.

     As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Smart Move elected in prior periods to apply the intrinsic-value, based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”). Accordingly, through December 31, 2005 no compensation cost has been recognized for its stock options granted at or above the estimated fair
The accompanying notes are an integral part of these financial statements

A Smart Move, LLC
Notes to Condensed Financial Statements
(Continued)
value of the underlying shares on the measure date. The following table illustrates the effect on net loss if the fair value based method had been applied to all awards prior to the January 1, 2006 adoption of SFAS 123R.

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2005
	(unaudited)

Net loss, as reported	$(990,596)	$(2,029,198)

Stock based compensation expense included in reported net loss	—	—

Pro forma stock based employee compensation expense under fair value based method	—	(628,000)

Pro forma net loss	$(990,596)	$(2,657,198)

Net loss per share

Basic and diluted — as reported	$(0.66)	$(1.39)

Basic and diluted — as pro forma (unaudited)	$(0.66)	$(1.82)
     The fair value of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following assumptions used: expected dividend yield 0%; expected stock price volatility 55%; risk free interest rates ranging from 4.34% to 4.50% for 2005, and expected life of 10 years.
     On December 29, 2006 the Company granted stock options covering 432,000 shares of Smart Move, Inc. stock to employees of Smart Move, Inc. at an exercise price of $4.73, which was the closing price of Smart Move, Inc.’s stock on the date of the grants. The options were vested as to 25% of the shares on the option grant date, and subject to the employee’s continued employment with Smart Move, Inc., the options covering the remaining 75% of the shares vest and become exercisable in equal quarterly increments over the next 12 calendar quarters.
     On January 3, 2007 Smart Move, Inc. granted 8,676 shares of restricted common stock of Smart Move, Inc. in accordance with the terms of Smart Move, Inc.’s compensation plan for non-employee directors valued at $40,000.
     Loss per share
     SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue member shares were exercised or converted into member shares or resulted in issuance of member shares that then shared in the earnings of Smart Move.
     Loss per share is computed based upon the weighted average number of member shares outstanding each period. Convertible notes, stock options and warrants are not considered in the calculation, as the impact of the potential dilution (2,949,756 member shares at September 30,

A Smart Move, LLC
Notes to Condensed Financial Statements
(Continued)
2006 and 2,269,570 at September 30, 2005) would be to decrease basic loss per share. Therefore, diluted loss per share is equivalent to basic loss per share for all periods shown.
     Interim Financial Statements
     The accompanying financial statements as of September 30, 2006 and for the nine months ended September 30, 2006 and 2005, are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for the Company on January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. Smart Move at inception elected to be treated as a partnership for tax reporting purposes but merged into a C-corporation on December 6, 2006 and is currently evaluating the impact of adopting this new standard.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on the Company’s current year financial statements. The staff prescribes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach”, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, the Company is required to adjust its financial statements, including correcting prior year financial statements, even though such correction was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require the Company to amend previously filed reports, rather such corrections may be made the next time the Company files its prior year statements. The Company does not anticipate any adjustments resulting from the application of SAB 108.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in those instances where other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current

A Smart Move, LLC
Notes to Condensed Financial Statements
(Continued)
practice. This Statement is effective on January 1, 2008. The Company is currently evaluating the impact of this pronouncement on the financial statements.
     2. Property and Equipment
     Property and equipment consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Office equipment	$332,501	$276,913

Containers	2,991,535	2,272,271

GPS equipment	1,143,907	497,576

Vault mold	1,672,651	—

Rolling stock and trailers	3,732,415	2,310,762

Leasehold improvements	6,520	3,190

	9,879,529	5,360,712

Less accumulated depreciation	(1,246,113)	(469,079)

Property and equipment, net	$8,633,416	$4,891,633

     Depreciation expense was $778,778 and $192,562 for the nine months ended September 30, 2006 and 2005, respectively.
3. Long-Term Debt
     In January 2006 Smart Move borrowed $500,000 from a financial institution (“2006 Bank Note”) with interest payable at 8.25%. The loan is secured by all business assets excluding the SmartVaultsTM, and is payable in monthly installments of $13,889 plus interest, and matures in January 2009. The 2006 Bank Note has the same covenant requirements as the 2005 Bank Note. In connection with the loan agreement the bank was issued warrants to purchase 6,500 Smart Move shares at an exercise price of $7.50 per share with a nine year term. The fair value of the warrants was $35,764 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional members equity and reduced the carrying value of the note payable as issuance costs. This discount is being amortized to interest expense, using the effective interest method, over the term of the loan. Total interest expense recognized relating to this discount was $16,148 during the period ended September 30, 2006. At September 30, 2006 the unamortized discount is $19,616.
     In January 2006 Smart Move sold in a private placement 258 Note Units (the “2006 January Notes”) for $1,932,500. The 2006 Notes bear interest at 10% and are due December 31, 2010. In connection with the offering, the 2006 January Note holders were granted warrants

A Smart Move, LLC
Notes to Condensed Financial Statements
(Continued)
(collectively the “January 2006 PPM Warrants”) to purchase 64,417 Smart Move shares at an exercise price of $10.00. The Company has a redemption right to redeem the January 2006 PPM Warrants at $0.01 if the current trading price is greater than 150% of the January 2006 PPM Warrants exercise price for 20 of the 30 days immediately preceding the notice of redemption. The 2006 January Notes are convertible into Smart Move shares at a conversion price equal to the lower of $7.50 or 75% of the unit offering price of Smart Move’s initial public offering, but not lower than $5.00 per share or 386,500 shares (the Notes are convertible at $7.50 as the Company completed its IPO on December 7, 2006). Because the conversion right is constant at a 25% discount to the initial public offering per share price the conversion right is clearly and closely related to the debt host and therefore is not bifurcated in accordance with EITF No. 05-2 ''The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.” In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the values assigned to the non-cash beneficial conversion feature, the 2006 January Notes and the January 2006 PPM Warrants were allocated based on their relative fair values. The beneficial conversion feature of the notes amounted to $943,041 and as such, the amount was recorded as a debt discount and a corresponding increase to paid-in capital. The fair value of the January 2006 PPM Warrants was determined using the Black-Scholes option-pricing model. Total funds received of $1,932,500 (before cash offering costs of $155,113) were allocated $297,130 to the 2006 PPM Warrants and $1,635,370 to the 2006 January Notes based on their relative fair values. In connection with the offering, the placement agent was issued warrants to purchase 20,613 Smart Move shares at an exercise price of $7.50 per share and warrants to purchase 5,153 Smart Move shares at an exercise of $10.00 per share both with a five year term were issued. The relative fair value of the placement agent warrants of $148,830 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional members equity and reduced the carrying value of the 2006 January Notes as a debt discount. The discount on the 2006 January Notes including, the January 2006 PPM warrants, the beneficial conversion feature and the offering costs are being amortized to interest expense, using the effective interest method, over the term of the 2006 January Notes. Total interest expense recognized relating to these discounts and offering costs was $44,791 and $4,815 during the nine months ended September 30, 2006. At September 30, 2006 the unamortized discount and unamortized offering costs on the 2006 January Notes are $1,344,210 and $150,298, respectively.
     Interest on the 2006 January Notes is payable annually on December 31, beginning December 31, 2006. The principal is due and payable December 31, 2010. These notes are unsecured.
     On July 26, 2006 Smart Move sold in a private placement 20 Note Units (the “2006 July Notes”) for $5,000,000 issued at a discount of 2%. The 2006 July Notes bear interest at 10% and are due June 30, 2011. In connection with the offering, the 2006 July Note holders were granted warrants (collectively the “July 2006 PPM Warrants”) to purchase 200,000 Smart Move shares at an exercise price of $10.00 per share which will be adjusted to an exercise price of 140% of the IPO per share price if the IPO is completed before December 31, 2006 (these warrants are exercisable at $14.00 as the Company completed its IPO on December 7, 2006). The July 2006 Notes are convertible into Smart Move shares at a conversion price equal to the lower of $7.50 or 75% of the unit offering price of Smart Move’s initial public offering, but not lower than $5.00 per share or 1,000,000 shares (the Notes are convertible at $7.50 as the Company

A Smart Move, LLC
Notes to Condensed Financial Statements
(Continued)
completed its IPO on December 7, 2006). Because the conversion right is constant at a 25% discount to the initial public offering per share price the conversion right is clearly and closely related to the debt host and therefore is not bifurcated in accordance with EITF No. 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.” In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the values assigned to the non-cash beneficial conversion feature, the 2006 July Notes and the July 2006 PPM Warrants were allocated based on their relative fair values. The beneficial conversion feature of the Notes amounted to $2,613,489 and as such, the amount was recorded as a debt discount and a corresponding increase to paid-in capital. The fair value of the July 2006 PPM Warrants was determined using the Black-Scholes option-pricing model. The face value of $5,000,000 (before cash offering costs of $377,000) were allocated $946,822 to the July 2006 PPM Warrants and $4,053,178 to the 2006 July Notes based on their relative fair values. The discount on the 2006 July Notes including, the July 2006 PPM warrants, the beneficial conversion feature and the offering costs are being amortized to interest expense, using the effective interest method, over the term of the 2006 July Notes. Total interest expense recognized relating to these discounts and offering costs was $40,908 and $5,481 during the nine months ended September 30, 2006. At September 30, 2006 the unamortized discount and unamortized offering costs on the 2006 July Notes are $3,519,403 and $471,519 respectively. Interest on the July 2006 Note is payable annually on June 30th beginning June 30, 2007. The principal is due and payable June 30, 2011.
     A summary of long-term debt and scheduled future maturities as of September 30, 2006 (unaudited) follows:

Year Ending December 31,	2004 Notes	2005 Notes	2006 January Notes	2006 July Notes	2005 Bank Note	2006 Bank Note	Total
2006 (nine months)	$28,000	$—	$—	$—	$165,621	$41,667	$235,288

2007	—	111,306	—	—	496,860	166,667	774,833

2008	—	479,987	—	—	178,221	166,667	824,875

2009	—	540,861	—	—	—	13,889	554,750

2010	—	609,456	1,932,500		—		2,541,956

2011	—	686,751		5,000,000	—		5,686,751

2012	—	571,639			—		571,639

Total	28,000	3,000,000	1,932,500	5,000,000	840,702	388,889	11,190,091

Less discounts	—	643,460	1,344,210	3,519,403	21,800	19,616	5,548,489

Less offering costs	—	128,605	150,298	471,519	—	—	750,422

Less current maturity	28,000	—			538,265	166,667	732,932

Current portion of discounts	—	(159,124)	(104,472)	(178,281)	(18,300)	(12,770)	(472,947)

Long-term portion	$—	$2,387,059	$542,464	$1,187,359	$298,937	$215,376	$4,631,195

A Smart Move, LLC
Notes to Condensed Financial Statements
(Continued)
     4. Equity
     In June 2006 Smart Move issued 250,000 shares to certain officers of the Company. Compensation expense was recognized for $2,500,000 at the assumed IPO offering price of $10.00 per share.
     In September 2006, the Company sold in two private placement offerings, 269,569 Units (consisting of one member share of common stock and one warrant.) The warrant is exercisable into one member share of common stock for a five year period at an exercise price of $10.00 or if the Company successfully completes an initial public offering of common stock and warrants by March 31, 2007, then the exercise price of the warrant would be equivalent to the IPO warrant exercise price which is $7.50 as the Company completed its IPO on December 7, 2006. The cash proceeds of the offerings were $2,100,008 plus the conversion of $296,700 of accrued interest on the 2004 and 2005 convertible debt, net of offering costs of $176,766.
     On September 15, 2006 the holders of the “2004 Notes” converted $2,202,000 in face value of notes outstanding at $5.00 per share for 440,400 member shares of the Company. Note holders who converted their entire principal amount in the “2004 Notes” were granted in aggregate an additional 3,667 member shares and 30,000 warrants valued at $36,670 and $124,470, respectively. The warrants are exercisable into one member share for a five year period at an exercise price of $10.00 or if the Company successfully completes an initial public offering by March 31, 2007, then the exercise price of the warrant would be equivalent to the IPO warrant exercise price which is $7.50 as the Company completed its IPO on December 7, 2006.
     The changes in membership interest from December 31, 2005 to September 30, 2006 are unaudited and summarized below:

				Total Members’
	Members’ Shares	Members’ Equity	Accumulated Deficit	Equity
Members’ Equity December 31, 2005	2,171,420	6,072,916	(4,088,199)	1,984,717

Issuance of member shares to officers for services rendered	250,000	2,500,000	—	2,500,000
Exercised options	20,000	25,000	—	25,000
Cashless exercise of options	268,890	—	—	—
Conversion of accrued interest to members’ shares, net of fees $23,736	32,967	272,964	—	272,964
Conversion of 2004 Notes to members’ shares net of discount of $199,931 and cash costs of $33,030	440,400	1,969,039	—	1,969,039
Issuance of member shares and warrants in connection with conversion of 2004 debt at a premium	3,667	161,140	—	161,140
Issuance of member shares in connection with private placement, net of offering costs $120,000	236,602	1,980,008	—	1,980,008
Proceeds allocated to warrants and beneficial conversion feature	—	4,985,076	—	4,985,076
Net loss	—	—	(8,107,678)	(8,107,678)

Members’ Equity September 30, 2006	3,423,946	$17,966,143	$(12,195,877)	$5,770,266

A Smart Move, LLC
Notes to Condensed Financial Statements
(Continued)
     5. Subsequent Events
     On December 6, 2006 the Securities and Exchange Commission declared Smart Move, Inc.’s registration statement effective, and concurrent with this A Smart Move LLC merged into Smart Move, Inc., a Delaware corporation. The merger was completed with each one share issued and outstanding share of membership interest in A Smart Move L.L.C. converting into two shares of common stock of Smart Move, Inc. (See Unaudited Condensed Pro Forma Financial Data)
     On December 7, 2006 Smart Move, Inc. completed its initial public offering of 2,880,000 Smart Move, Inc. Units priced at $5.00 per unit resulting in gross proceeds of $14,400,000. On December 12, 2006 the underwriters exercised the over allotment of 432,000 Units resulting in additional gross proceeds to Smart Move, Inc. of $2,160,000. On December 12, 2006 Smart Move, Inc. issued to the underwriters, for a purchase price of $100, an option to purchase 288,000 Units. (See Unaudited Condensed Pro Forma Financial Data)
     On December 29, 2006 the Company granted stock options covering 432,000 Shares of Smart Move, Inc. stock to employees of Smart Move, Inc. at an exercise price of $4.73, which was the closing price of Smart Move, Inc.’s stock on the date of the grants. The options were vested as to 25% of the shares on the option grant date, and subject to the employee’s continued employment with Smart Move, Inc., the options covering the remaining 75% of the shares vest and become exercisable in equal quarterly increments over the next 12 calendar quarters.
     On January 3, 2007 Smart Move, Inc. granted 8,676 shares of restricted common stock of Smart Move, Inc. in accordance with the terms of Smart Move, Inc.’s compensation plan for non-employee directors valued at $40,000.

     UNAUDITED CONDENSED PRO FORMA FINANICAL DATA
The following unaudited condensed pro forma financial statements and explanatory notes have been prepared to give effect to the transactions described below. In addition the pro forma figures reflect our receipt of the proceeds from out initial public offering (“IPO”) that closed on December 12, 2006.
On December 6, 2006 A Smart Move, LLC a Colorado Limited Liability Company was merged into Smart Move, Inc. a Delaware corporation. The purpose of the merger was to reorganize as a Delaware corporation. Each membership interest in A Smart Move, LLC was converted into two shares of common stock of Smart Move, Inc.
The unaudited September 30, 2006, pro forma balance sheet reflects the conversion from a limited liability company to a corporation (including the new capital structure and deferred tax effects).
The unaudited condensed pro forma statement of operations for the nine months ended September 30, 2006 reflects the interest expense and amortization of discounts on the January and July 2006 convertible debentures and the conversion of the 2004 Notes into equity as though they had occurred at January 1, 2006. The pro forma amounts as adjusted reflects the 3,312,000 shares of common stock that were issued in the IPO that closed on December 12, 2006. The pro forma statement of operations does not give effect to the tax impact of our reorganization from a limited liability company to a corporation as it will be included in our tax provision following our incorporation on December 6, 2006.
The unaudited condensed pro forma financial statements are prepared for illustrative purposes only, and do not purport to represent, and are not necessarily indicative of, the operating results or financial position that would have occurred if the transaction described above had been consummated at the beginning of the period or the date indicated, nor are they necessarily indicative of any future operating results or financial position.

Smart Move, Inc.
Unaudited Condensed Combined Pro Forma Balance Sheet
At September 30, 2006

					Pro Forma		Pro Forma as
	Historical	Adjustments		Pro Forma	Adjustments		Adjusted
Assets
Current assets:
Cash and cash equivalents	$3,191,897	$—		$3,191,897	$14,331,200	7	$17,523,097

Accounts receivable, net	260,224	—		260,224	—		260,224
Contracts in process	453,293	—		453,293	—		453,293
Prepaid expense and other	26,773	—		26,773	—		26,773

Total current assets	3,932,187	—		3,932,187	14,331,200		18,263,387

Property and equipment, net	8,633,416	—		8,633,416	—		8,633,416
Other assets	91,228	—		91,228	—		91,228

Total Assets	$12,656,831	$—		$12,656,831	$14,331,200		$26,988,031

Liabilities and equity
Current liabilities:
Accounts payable	$1,297,971	$—		$1,297,971	$—		$1,297,971
Accrued interest	252,116	—		252,116	—		252,116
Deferred revenue	94,539	—		94,539	—		94,539
Current portion of long-term debt and note payable, net of discounts	259,985	—		259,985	—		259,985
Current portion of obligations under capital leases	82,349	—		82,349	—		82,349

Total current liabilities	1,986,960			1,986,960	—		1,986,960

Long-term liabilities:
Long-term debt and note payable, less current portion	4,631,195	—		4,631,195	—		4,631,195

Deferred income taxes	—	(20,500)	1	2,267,246	—		2,267,246
		(79,572)	2
		2,367,318	3
Obligations under capital leases, less current portion, net of discounts	268,410	—		268,410	—		268,410

	4,899,605	2,267,246		7,166,851	—		7,166,851

Total liabilities	6,886,565	2,267,246		9,153,811	—		9,153,811

Equity:

A Smart Move, L.L.C. membership shares:
2,710,310 shares outstanding	17,966,143	(17,966,143)	4	—	—		—

Preferred stock, $.0001 par value: 10,000,000 shares authorized, no shares issued and outstanding	—	—		—	—		—

Common stock $.0001 par value: 100,000,000 shares authorized, 6,847,892 shares issued and outstanding (pro forma) and 10,171,092 shares issued and outstanding (pro forma as adjusted)	—	686	4	686	331	7	1,017

Paid-in capital	—	17,965,457	4	17,965,457	14,330,869	7	32,296,326

Accumulated deficit	(12,195,877)	20,500	1	(14,463,123)	—		(14,463,123)
		79,572	2
		(2,367,318)	3

Total equity	5,770,266	(2,267,246)		3,503,020	14,331,200		17,834,220

Total liabilities and equity	$12,656,831	$—		$12,656,831	$14,331,200		$26,988,031

Smart Move, Inc.
Unaudited Condensed Pro Forma Statement of Operations
Nine Months Ending September 30, 2006

					Pro Forma
	Historical	Adjustments		Pro Forma	Adjustments		Pro Forma as Adjusted
Sales	$3,227,403	$—		$3,227,403	$—		$3,227,403
Cost of moving and storage	4,511,746	—		4,511,746	—		4,511,746

Gross loss	(1,284,343)	—		(1,284,343)	—		(1,284,343)

Selling, general and administrative expenses and Deferred offering costs	5,673,841	—		5,673,841	—		5,673,841
Operating loss	(6,958,184)	—		(6,958,184)	—		(6,958,184)

Other income (expense):
Interest income	80,481	—		80,481	—		80,481
Interest expense	(1,229,975)	(93,430)	5	(1,389,327)	—		(1,389,327)
		(65,922)	6

Total other expense	(1,149,494)	(159,352)		(1,308,846)	—		(1,308,846)

Net loss	$(8,107,678)	$(159,352)		$(8,267,030)	$—		$(8,267,030)

Net loss per member share:
Basic and diluted	$(3.34)			$(1.70)			$(1.01)

Member shares used to compute net loss per member share:

Basic and diluted	2,427,423	2,427,423	4	4,854,846	3,312,000	7	8,166,846

(1)	Reflects the tax effect on the difference between tax basis and book basis of our property and equipment.

(2)	Reflects the tax effect on the difference between tax basis and book basis of the note receivable with a full impairment allowance.

(3)	Reflects the tax effect on the difference between tax basis and book basis on the allocation of proceeds to warrants and to the beneficial conversion feature in our previous debt issues.

(4)	Reflects the conversion from a limited liability company to a Delaware corporation.

(5)	Reflects the incremental $7,942 and $286,188 increase in interest for the January 2006 debt offering and the July 2006 debt offering, respectively, assuming the debt offerings took place January 1, 2006 rather than January 15, 2006 and July 26, 2006, reflects $(198,180) of reduction in interest expense from the debt conversion of the 2004 Notes that occurred on September 15, 2006, as though it occurred January 1, 2006 and reflects $(2,520) of reduction in interest expense from the debt conversion of the $28,000 remaining amount of 2004 Notes that occurred in December 2006, as though it occurred January 1, 2006.

(6)	Reflects the incremental $7,278 and $77,700 increase in amortization of debt discounts in connections with the January 2006 debt offering and the July 2006 debt offering, respectively, assuming the debt offerings took place January 1, 2006 rather than January 15, 2006 and July 26, 2006, and reflects $(19,056) of reduction of amortization of debt discounts in connection the debt conversion of the 2004 Notes that occurred on September 15, 2006, as though it occurred January 1, 2006.

(7)	Gives effect to the sale of an aggregate of 3,312,000 Units of our IPO for net proceeds of $14,331,200 (which includes the exercise of the underwriters’ over-allotment option)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear elsewhere in this filing. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this filing. Additional risk factors are discussed in the Company’s registration statement on Form SB-2 to which reference should be made.
Forward Looking Statements
     Certain statements in this interim report that are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. These “forward-looking statements” are within the meaning of the Private Securities Litigation Reform Act of 1995. In many but not all cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negative of these terms or other similar expressions. These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in laws or regulations and risks related to development activities. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.
Our Business
     A Smart Move, L.L.C. was formed as a Colorado limited liability company (the “LLC”) on August 11, 2004. On December 6, 2006, A Smart Move LLC merged into Smart Move, Inc., a Delaware corporation and wholly owned subsidiary of the LLC. Smart Move was formed to provide an alternative method of moving household goods through the use of our proprietary SmartVaultstm shipping containers. In June 2005, we began providing services to our customers. We provide intrastate and interstate moving services from 61 of the largest U.S. metropolitan centers from the terminals of our primary transportation provider United Parcel Service (“UPS”). We utilize UPS for outsourcing our transportation in order to obtain market penetration faster with less infrastructure costs than traditional movers.
Smart Move Strategy
     The Smart Move solution provides a flexible, competitively priced and secure moving alternative for the consumer. To compete in the multi-billion dollar annual US moving and storage market, we have designed our business model so that it provides for:
•	Efficient utilization of our proprietary SmartVaulttm containers which is achieved by ensuring that our containers are shipped back from the original destination to the nearest available terminal where they can be utilized in the most efficient manner and by shipping them through long distance courier;

•	Ability to control costs by outsourcing transportation, warehousing, and moving labor;

•	Ability to open new markets with limited capital;

•	Utilization of state of the art GPS tracking & barcode technology; and

•	Ability to expand markets and increase revenue opportunities.
Smart Move, Inc. Summary of Financial Results
     An early stage company, we reported our first revenues in June 2005. We believe that growth of our property and equipment and increase in sales are key measurements of Smart Move’s financial results as we build out our national growth plans. For the quarter ended September 30, 2006, sales were $1,490,934, compared to $631,790 in the same period last year or an increase of 136% as a result of our national expansion. The net loss for the quarter ended September 30, 2006 was $2,479,894 compared to a net loss of $990,596 in the third quarter of 2005. The change in the loss is primarily due to our write-off of deferred offering costs of $602,262, increase interest expense on amortization of loan discounts and notes of $486,903 increase in operating costs of $322,059 and increase in depreciation expense of $175,640. Basic and diluted net loss per share was $0.90 compared to the $0.66 net loss per share reported in the same period last year.
     We reported revenues of $3,227,403 for the first nine months of 2006 compared to $655,120 in the same period last year or an increase of 393% as a result of increasing sales; a net loss for the first nine months of 2006 of $8,107,678, compared to a net loss of $2,029,198 in the first nine months of 2005 which primarily was a result of a stock grant to certain officers for total noncash compensation of $2,500,000, write-off deferred offering costs of $602,262, an increase in interest on notes of $924,787 and an increase in operation cost in the expansion to a national company of $1,176,937; net basic loss per share for the first nine months of 2006 was $3.34, compared to $1.39 reported in the same period last year.
     Our property and equipment, increased for the nine months ended September 30, 2006 by over $4 million to $8,633,416 (after accumulated depreciation). We will continue to invest in SmartVaultstm to meet business demands.
     Cash flows used by operations for the nine months ended September 30, 2006 was $3,010,284 million compared to $1,180,855 for the same period in 2005. The use of cash was primarily due to the period operating loss offset by non-cash items of non-cash compensation of $2.5 million; depreciation expense of $778,778 and write-off of deferred offering costs of $602,262, amortization of debt discounts of $268,643 and other non-cash items totaling $224,425.
Principal Costs and Expenses:
     Our principal costs and expenses consist of:
•	Cost of Revenues: Cost of moving and storage represents the cost we incur to our transportation partner and to outside warehouse agents. These costs include fixed and variable costs which in the early stages of our operations burdened a relatively small amount of revenue. Such charges included depreciation, charges for storage and other related charges. We consider the amount of the fuel surcharges in effect at the time that we provide a bid for services to a potential customer. However, after a customer contracts with us we are subject to the risk that the fuel surcharge applicable to his move may increase. In times of fuel price instability, increases in fuel surcharges imposed on us after our commitment to a move and prior to delivery are borne by us and are not passed on to the customer, resulting in reductions in gross margins.

•	Depreciation and Amortization: Depreciation and amortization represent the costs attributable to our containers, forklifts, flatbed trailers and GPS units.

•	Selling, General and Administrative Expenses: Our selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, insurance expense, professional fees, property and other taxes, licenses, administrative overhead, and depreciation associated with office property and equipment.

•	Interest Expense: Interest expense represents the interest on our outstanding debt instruments and includes amortization of our debt issuance costs and debt discounts.
Diversification of Revenues:
     Our sales are to the general public. From June 2005 to September 30, 2006, we generated revenues from over 1,800 customers.
Future Revenues and Operating Expenses
     We have had a short operating history and are continuing to expand in our market place. Although our expectations may not be realized, we anticipate that our operating expenses will increase substantially for the following reasons:
•	Accounting and Reporting: We expect to increase the number of our accounting personnel with this offering to comply with the obligations of being a public company.

•	Public Company: Our general and administrative expenses will increase due to being a public company, including the cost of periodic public reporting, investor relations, fees to independent directors, insurance, and legal and accounting fees.

•	Expenses: We expect that our expenses will decrease as a percentage of sales if we are successful in expanding our business.
Critical Accounting Policies; Use of Estimates
     The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses in our financial statements. On an on going basis, we evaluate our estimates, including tangible assets used in moves, bad debts, investments, financing operations, long-term service contracts, and contingencies. We base our estimates where possible on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting polices affect our more significant judgments and estimates used in the preparation of our financial statements.
     Revenue and Cost Recognition
     We recognize service revenue and expenses at completion of the contract of service. This involves deferring direct and incremental moving expenses, including freight and handling costs and the related revenue until completion of the service contract. As of September 30, 2006, we deferred expenses of $453,293 on contracts in process and deferred revenue of $94,539 on advance payment on contracts in process. Some of our contracts for service span the end of the month as a large portion of moves occur at the end of the month. The deferral of these costs is necessary to properly match revenue with direct and incremental moving expenses. If we were to recognize these costs as period costs then our rapid growth in services would result in increased gross loss. For the period ending September 30, 2006, if the deferred costs were expensed, gross loss would be increased by $453,293.

     Our services are sold using current pricing for contracts to be performed in the future. Actual costs may vary from our estimates, resulting in short term variances. We must estimate our requirement for SmartVaultstm to meet growing demand for our planned expansion. If we either over or underestimate this requirement, our earnings and working capital can be adversely affected. We believe through day-to-day operational analysis that we can anticipate and adjust to this demand. However these estimates are subject to market conditions and results may vary.
     Credit Risk, Service Provider and Supplier Risk
     Customers are generally required to pay for their move upon delivery. We mitigate credit risk with respect to trade accounts receivable as we grant credit to limited number of our customers that we deem creditworthy. As of September 30, 2006 and December 31, 2005, we continually review the adequacy of the allowance for doubtful accounts and that as of these dates, we believe the allowance was appropriate to cover anticipated credit losses.
     We purchase the majority of our transportation shipping services from UPS with whom we have a distribution agreement. The terms of the distribution agreement include storage and local pickup and delivery of the SmartVaultstm. We believe that, while there are alternative sources for the transportation services we purchase, termination of the agreement could have a material adverse effect on our business, financial condition or results of operation if we are unable to obtain an adequate or timely replacement for the services rendered by this transportation provider.
     We purchased our SmartVaultstm from a single manufacturer with whom we have a supplier agreement. The containers are made by the manufacturer exclusively for us. We believe that while there are alternative sources for the manufacture of the SmartVaultstm, termination of the agreement could have a material adverse effect on our business, financial condition or results of operation if we are unable to obtain an adequate or timely alternative manufacturer.
     Impairment of Long-Lived Assets
     The financial statements adhere to the provision of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, which requires that long-lived assets, including identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our long-lived assets based on estimated undiscounted future cash flows and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset is written down to its estimated fair value.
     Stock Based Compensation
     Through December 31, 2005 we accounted for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under this method, compensation expense was recorded on the date of grant only if the estimated fair value of the underlying stock exceeded the exercise price. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123R supersedes our previous accounting under APB 25 for periods beginning on or after January 1, 2006.

     In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. All of our employee options are fully vested as of December 31, 2005 and no stock options were granted in the nine months ended September 30, 2006; therefore, there is no stock based compensation to record for options for the nine months ended September 30, 2006.
     Nonemployee Options, Warrant and Convertible Debenture Valuation and Accounting
     We apply SFAS No. 123 in valuing options granted to consultants and estimate the fair value of such options using the Black-Scholes option-pricing model. The estimated fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current estimated fair value at each period end, until vested.
     We issued warrants as part of our convertible debentures and other financings. We value the warrants using the Black-Scholes pricing model based on estimated fair value at issuance and the estimated fair value is recorded as debt discount. The debt discount is amortized to interest expense over the life of the debenture, using the effective interest method, assuming the debenture will be held to maturity. If the debenture is converted to equity prior to its maturity date, any debt discount not previously amortized is also charged against equity except for any beneficial conversion which is charged to expense. We also apply EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” which requires us to estimate the fair value of the as converted shares upon the conversion of the convertible debentures and record a beneficial conversion (debt discount) if the value of the converted shares is greater than the conversion price.
     The use of the Black-Scholes model requires that we estimate the fair value of the underlying equity instruments issuable upon the exercise of options and warrants and the conversion of convertible debt into equity. In determining the fair value of our options, warrants and convertible debentures we utilize recent sales of our member shares and valuations prepared by valuation consultants.
     In accordance with EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” options, warrants and convertible debentures with registration rights deemed outside of our control are reflected as liabilities and marked to estimated fair value in our financial statements.
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of September 30, 2006.

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations:(1)

Principal(2)	$11,190,091	$732,932	$1,515,485	$8,190,585	$751,089

Interest	4,706,078	1,135,174	2,019,449	1,501,744	49,711

Capital leases	405,441	115,205	230,412	59,824	—

Operating leases	513,809	95,904	228,430	189,475	—

	$16,815,419	$2,079,215	$3,993,776	$9,941,628	$800,800

(1)	Long-term debt obligations reflect payments for the principal and interest that is based on rates that range from 8.23% to 12.00%

(2)	Does not reflect the conversion of $28,000 of debt to equity which occurred in December of 2006.
Smart Move, Inc. entered into employment agreements with the CEO and CFO in December 2006. The agreements provide for base salaries of $188,000 and $175,000, respectively. The officers are eligible for bonuses up to 50% of base salaries subject to approval of the compensation committee. In addition, they were granted 342,000 options that vest based upon moves being booked for the 12 month periods ending September 31, 2007, 2008 and 2009. One third of the options are exercisable at $5.00, one third at $6.00 and the balance at $7.00.
     Qualitative and Quantitative Disclosures about Market Risk
The primary objective of our investment activities is to preserve principal. Our funds are currently held in checking accounts and money market funds which do not subject us to risk of a loss of principal due to changes in prevailing interest rates. We intend to maintain our excess cash funds from our IPO in a portfolio of cash and cash equivalents and which may include investments in a variety of investment-grade securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit with maturities of less than three months. Some of these securities may be subject to market risk due to changes in prevailing interest rates, which may cause fluctuations in market value.
     The fair value of our cash and short-term investment portfolio at September 30, 2006, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.
The face value of our long-term debt at September 30, 2006, including current maturities, was approximately $11.2 million compared to a carrying value of $4.9 million reflecting discounts of approximately $6.3 million. Our long-term debt is at fixed interest rates ranging from 8.23% to 12.00%. The potential increase in interest expense resulting from a hypothetical 10% increase in the average interest rates applicable to our long-term debt at September 30, 2006 would be approximately $135,000.

Results of Operations
Comparison of the three months ended September 30, 2006 and 2005
Sales

	For the Three Months Ended
	September 30,
	2006	2005	% Change
	(In thousands, except
	percentages)
Sales	$1,491	$632	136%
     Net revenues increased $859,144 during the three months ended September 30, 2006 as compared to the comparable period in the prior year. The increase in revenues can be attributed to operating in a larger market of 40 Metropolitan Service Areas (MSA’s) as of September 30, 2006 compared to 30 MSA’s in 2005, and after September 30, 2006 we expanded to an additional 21 MSA’s bring the total to 61.
Total cost of moving and storage expenses

	For the Three Months Ended
	September 30,
	2006	2005	% Change
	(In thousands, except
	percentages)
Total cost moving and storage expenses	$1,899	$785	142%
Gross loss percent of sales	(27)%	(24)%
Cost of moving and storage (exclusive of depreciation and amortization)

	For the Three Months Ended
	September 30,
	2006	2005	% Change
	(In thousands, except
	percentages)
Total cost moving and storage (exclusive of depreciation and amortization)	$1,624	$670	142%
Gross loss percent (exclusive of depreciation and amortization) of sales	(9)%	(6)%
     Cost of moving and storage consists primarily of the cost of transportation (freight) to transport the containers. Our cost of moving and storage for the three months ended September 30,

2006 was $1,898,905, resulting in a gross loss of $407,971, compared to the three months ended September 30, 2005 of cost of moving storage of $784,886 and a gross loss of $153,096. Our Gross loss increased $254,875. The increase in the gross loss can be attributable to repositioning costs and additional labor cost due to an insufficient amount of available containers based upon the demand for business during the three months ended September 30, 2006. Also included in cost of moving and storage for the three months ended September 30, 2006 was $275,278 of depreciation on our SmartVaultstm, forklifts, GPS units and flat bed trailers compared to depreciation of $114,540 for the three months ended September 30, 2005. This is an increase of $160,738. The increase in depreciation is due to additional MSA’s being open during the three months ended September 30, 2006 which increased our depreciable assets. Our gross profit percentage has been negatively impacted by both our high depreciation costs associated with the operational fixed assets necessary to establish the national expansion of the business and the additional shipping costs incurred to cover shortages in fleet inventory to fulfill sales demands.
     We believe the operational costs caused by inefficiencies in the supply chain and expenses associated with the establishment of the brand and delivery of higher customer service, will decrease and stabilize at the completion of our national expansion and the improved execution by our logistics provider UPS Freight. Increasing sales revenues in existing locations will also help overcome fixed operational costs and contribute to higher operating margins. In addition, by increasing the size of our fleet inventory, we will lower other operating costs by lowering repositioning expenses. Prior experience suggests that administrative costs will increase at a slower rate than the anticipated sales revenue increases.
Total selling, general and administrative expenses

	For the
	Three Months Ended
	September 30,
	2006	2005	% Change
	(In thousands, except
	percentages)
Total selling, general and administrative expenses	$1,477	$538	175%
As a percentage of sales	99%	85%
     Total selling general and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Total selling, general and administrative expenses were $1,476,848 for the three months ended September 30, 2006 compared to $537,625 for the three months ended September 30, 2005, or an increase of $939,223. Included in total selling, general and administrative expenses was the write-off of $602,262 of deferred offering costs when we withdrew our prior registration statement with the United States Securities and Exchange Commission (the “SEC”) in July of 2006. Also in total selling, general and administrative expenses was depreciation expense of $26,166, for the three months ended September 30, 2006 compared to $11,264, for the three months ended September 30, 2005, or an increase of $14,902. The majority of the increase in depreciation is associated with an increase in office equipment for new employees. We expect selling, general and administrative expenses to increase as we grow our business. However, we expect that these expenses will decrease as a percentage of revenue, if we are successful in expanding our business. Salaries and wages for three months ended September 30, 2006 was $402,654 compared to salaries and wages for three months ended September 30, 2005 of $226,154 or an increase of $176,500. The increase in salaries is primarily attributable to hiring of additional staff including sales and customer service personnel.

     Market lead expenses will continue to increase as we expand markets and sales efforts. These expenses include web leads purchased from moving portals, pay per click programs, key word placements, internet yellow page directories, and other web advertising.
     Selling, general and administrative expenses (excluding deprecation and amortization of $26,166 and write-off of deferred offering costs of $602,262)

	For the
	Three Months Ended
	September 30,
	2006	2005	% Change
	(In thousands, except
	percentages)
Selling, general and administrative expenses (excluding deprecation and amortization and write-off of deferred offering costs)	$848	$526	61%
As a percentage of sales	57%	83%
Total other expense

	For the
	Three Months Ended
	September 30,
	2006	2005	% Change
	(In thousands, except
	percentages)
Total other expense	$595	$300	98%
As a percentage of sales	40%	47%
     Total other expense consists primarily of interest expense. Interest expense for the three months ended September 30, 2006 was $604,880 compared to $117,977 interest expense for the three months ended September 30, 2005. The increase is directly attributable to higher debt levels to fund our equipment purchases and operating loss.
     Other expense of $183,600 for the three months ended September 30, 2005 represents the increase in value of the warrant liability for warrants subject to demand registration rights and accounted for as a liability. The total estimated fair value of the warrant was $241,800 on November 22, 2005, the date the warrant holders waived the demand registration rights and the warrant liability was reclassified to equity.
As a result the Company reported a net loss of $2,479,894 for the three months ended September 30, 2006 compared to a net loss of $990,596 for the three months ended September 30, 2005. Net loss per basic and diluted member shares was $0.90 for the three months ended September 30, 2006 compared to $0.66 for the three months ended September 30, 2005. Net loss per member share is based upon weighted average shares outstanding of 2,761,353 for the three months ended September 30, 2006 compared to 1,490,666 at September 30, 2005. The increase in weighted average shares is due to additional issuance of member shares. See footnote 4 to the accompanying financial statements.

Comparison of the nine months ended September 30, 2006 and 2005
Sales

	For the
	Nine Months Ended
	September 30,
	2006	2005	% Change
	(In thousands, except
	percentages)
Sales	$3,227	$655	393%
     For the nine months ended September 30, 2006 we recorded $3,227,403 of revenue, compared to $655,120 for the nine months ended September 30, 2005 or an increase of $2,572,283. The increase in revenues can be attributed to a full nine months of sales operations compared to September 30, 2005 when sales revenues began in June of 2005. In addition, for the first nine months of 2006 we were operating in a larger market of 40 Metropolitan Service Areas (MSA’s) compared to 30 MSA’s in 2005, and in September 30, 2006 we completed expansion to an additional 21 MSA’s bring the total to 61.
Total cost of moving and storage

	For the
	Nine Months Ended
	September 30,
	2006	2005	% Change
	(In thousands, except
	percentages)
Total cost moving and storage	$4,512	$884	410%
Gross loss percent of sales	(40)%	(35)%
Cost of moving and storage (exclusive of depreciation and amortization)

	For the
	Nine Months Ended
	September 30,
	2006	2005	% Change
	(In thousands, except
	percentages)
Cost moving and storage (exclusive of depreciation and amortization)	$3,805	$721	428%
Gross loss percent (exclusive of depreciation and amortization) of sales	(18)%	(10)%

     Cost of moving and storage consists primarily of the cost of transportation (freight) to transport the containers to the new location. Our cost of moving and storage for the nine months ended September 30, 2006 was $4,511,746, resulting in a gross loss of $1,284,343, compared to the nine months ended September 30, 2005 of cost of moving storage of $884,326 and a gross loss of $229,206. Our gross loss increased $1,055,137. A portion of the increase in the gross loss is attributable to additional costs we incurred for repositioning costs and additional labor cost due to an insufficient amount of available containers based upon the demand for business during the nine months ended September 30, 2006. Also included in cost of moving and storage for the nine months ended September 30, 2006 was $706,810 of depreciation on our SmartVaultstm, forklifts, GPS units and flat bed trailers compared to depreciation of $163,818 for the nine months ended September 30, 2005. This is an increase of $542,992. The increase is due to the opening of additional MSA’s during the nine months ended September 30, 2006 which increased our depreciable assets by over $4 million. Our gross profit percentage has been negatively impacted by both our high depreciation costs associated with the operational fixed assets necessary to establish the national expansion of the business and the additional shipping costs incurred to cover shortages in fleet inventory to fulfill sales demands.
     We believe the operational costs caused by inefficiencies in the supply chain and expenses associated with the establishment of the brand and delivery of higher customer service will decrease and stabilize at the completion of our national expansion and the improved execution by our logistics provider UPS Freight. Increasing sales revenues in existing locations will also help overcome fixed operational costs and contribute to higher operating margins. In addition, by increasing the size of our fleet inventory, we will lower other operating costs by lowering repositioning expenses. Prior experience suggests that administrative costs will increase at a slower rate than the anticipated sales revenue increases.
Total selling, general and administrative expenses

	For the
	Nine Months Ended
	September 30,
	2006	2005	% Change
	(In thousands, except
	percentages)
Total selling, general and administrative expenses	$5,674	$1,304	335%
As a percentage of sales	176%	199%
     Selling, general and administrative expenses (excluding deprecation and amortization of $71,968, write-off of deferred offering costs of $602,262, impairment of note receivable of $47,000 and non-cash compensation of $2,500,000)

	For the
	Nine Months Ended
	September 30,
	2006	2005	% Change
	(In thousands, except
	percentages)
Selling, general and administrative expenses	$2,453	$1,276	92%
As a percentage of sales	76%	195%

     Total selling general and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Total selling, general and administrative expenses were $5,673,841 for the nine months ended September 30, 2006 compared to $1,304,418 for the nine months ended September 30, 2005, or an increase of $4,369,423. Included in total selling, general and administrative expenses was the write-off of $602,262 of deferred offering costs when we withdrew our prior registration statement with the SEC in July of 2006. Also in total selling, general and administrative expenses was depreciation expense of $71,968 for the nine months ended September 30, 2006 compared to $28,744 for the nine months ended September 30, 2005, or an increase of $43,224. The majority of the increase in depreciation is associated with an increase in office equipment for new employees. We expect selling, general and administrative expenses to increase as we grow our business. However, we expect that these expenses will decrease as a percentage of revenue, if we are successful in expanding our business. Salaries and wages for the nine months ended September 30, 2006 was $3,157,269 compared to $543,585 or an increase of $2,613,684. The increase in salaries is primarily attributable to hiring of additional staff including sales and customer service personnel and the granting of 250,000 membership shares valued at $2.5 million to certain of our executive officers.
     We expect selling, general and administrative expenses to increase as we grow our business. However, we expect that these expenses will decrease as a percentage of revenue, if we are successful in expanding our business.
     Market lead expenses will continue to increase as we expand markets and sales efforts. These expenses include web leads purchased from moving portals, pay per click programs, key word placements, internet yellow page directories, and other web advertising.
     During the period October 1, 2005 to December 31, 2005 we invested $151,930 in convertible notes of a service company, which provided us moving and handling services. We intended to supplement our moving services with those loading and unloading services provided by the company to address the needs of our customers who seek full service moves. We originally intended to provide this entity with working capital loans up to $210,000 to maintain the service company’s operations until March 2006. However, the service company was not able to maintain budgeting necessary to reach a breakeven position and we discontinued the funding after providing an additional $47,000 in January 2006, which is shown as note impairment of note receivable of $47,000 in nine months ended September 30, 2006. During the first quarter we determined that the convertible note value had been impaired as the service company was not able to execute its business plan and the future collection of the notes receivable is doubtful. Accordingly we recorded an impairment for 100% of the notes receivable balance and we are not recognizing any interest income due under the terms of the notes receivable.
Total other expense

	For the
	Nine Months Ended
	September 30,
	2006	2005	% Change
	(In thousands, except
	percentages)
Total other expense	$1,150	$496	132%
As a percentage of sales	36%	76%

     Total other expense consists primarily of interest expense for the nine months ended September 30, 2006. Interest expense for the nine months ended September 30, 2006 was $1,229,975 (including $268,643 of non-cash amortization of debt discount costs), compared to $305,188 (including $42,774 of non-cash amortization of debt discount costs) interest expense for the nine months ended September 30, 2005. The increase is directly attributable to higher debt levels to fund our equipment purchases and operating loss.
     Other expense of $204,000 for the nine months ended September 30, 2005 represents the increase in value of the warrant liability for warrants subject to demand registration rights and accounted for as a liability. The total estimated fair value of the warrant was $241,800 on November 22, 2005, the date the warrant holders waived the demand registration rights and the warrant liability was reclassified to equity.
     As a result the Company reported a net loss of $8,107,678 for the nine months ended September 30, 2006 compared to a net loss of $2,029,198 for the nine months ended September 30, 2005. Net loss per basic and diluted member shares was $3.34 for the nine months ended September 30, 2006 compared to $1.39 for the nine months ended September 30, 2005. Net loss per member share is based upon weighted average shares outstanding of 2,427,423 for the nine months ended September 30, 2006 compared to 1,463,865 at September 30, 2005. The increase in weighted average shares is due to additional issuance of member shares. See footnote 4 to the accompanying financial statements.
Issuance of Stock Options
     We have adopted our 2006 Equity Incentive Plan (“Plan”). We are authorized to issue up to 1,400,000 shares of common stock shares under the Plan pursuant to options, rights and stock awards. The Plan is administered by the Board of Directors. The exercise price of options granted under the Plan is determined by the Board of Directors at an amount no less than the estimated fair value of our common stock at the date of grant. The exercise prices of our options granted prior to our IPO were set by the Board of Directors based upon contemporaneous equity transactions at or near the time options were granted. Our Board of Directors determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. Options are granted with terms not to exceed ten years. On December 29, 2006, we granted 432,000 stock options to our employees at an exercise price of $4.73, the closing price of our common stock on December 29, 2006. Smart Move, Inc. will recognize compensation expense in the fourth quarter estimated using the Black-Scholes option pricing model of approximately $169,000 assuming a five year exercise period, 27% volatility and zero forfeitures. In addition effective January 3, 2007, we granted 8,676 shares of restricted stock to our outside directors in accordance with the terms of Smart Move, Inc.’s compensation plan for non-employee directors.
Liquidity and Capital Resources
     As a new public company, we will incur legal, accounting and other expenses that we did not incur as a private company related to the SEC’s reporting requirements under the Securities Exchange Act of 1934, as amended, and compliance with the various provisions of the Sarbanes- Oxley Act of 2002.

     We obtained directors and officer’s liability insurance on December 4, 2006 and are in the process of obtaining key man life insurance which we did not have in the past and as a result we will incur additional costs. We also expect the legal, accounting and other expenses that we incur as a public company on an annual basis to be at least $500,000.
     Through September 30, 2006, we have financed our operations through the sale of 2,705,056 of our member shares for gross proceeds of $9 million, the issuance of convertible debentures for gross proceeds of $10 million and bank and capital lease financing on equipment purchases totaling $2.7 million. We had a cumulative net loss of $12.2 million through September 30, 2006. At September 30, 2006 we had working capital of $1.9 million.
     On December 7, 2006 we completed our initial public offering raising gross proceeds of $14,400,000. In addition on December 12, 2009 the underwriters exercised the over allotment option and we received an additional $2,160,000 in gross proceeds. With the completion of our initial public offering we believe, we have the capital necessary to implement our expansion plan and continue our operations for a minimum of 13 months.
Cash Flows
     Smart Move’s largest source of cash flow is cash collections from customers. Smart Move’s standard payment term is the entire balance is due when the containers are delivered to the customer’s destination point. Net cash used in operations was $3,010,284 for the nine months ended September 30, 2006. Cash was consumed by the net loss of $8,107,678, less non-cash expenses of $778,778 for depreciation, $268,643 of amortization of debt discounts, $2,500,000 in non-cash compensation costs, impairment of notes receivable of $47,000, write-off of deferred offering costs of $602,262, warrants and member shares issued in connection with debt conversion of $161,140, amortization of warrants for services of $8,839, and a loss on asset disposal of $7,446. Cash was also consumed by increases in accounts receivable of $221,806, prepaid expense of $11,084 and contracts in process of $234,573 during the period and decrease in deferred revenue of $3,652. An increase in accounts payable of $815,043 and an increase in accrued interest of $379,358 provided cash.
Investing Activities
     For the nine months ended September 30, 2006 net cash outflows from investing activities of $4,619,007 was attributable to purchases of property equipment totaling $4,528,007, and note receivable totaling $47,000 and a deposit on office lease of $44,000.
Financing Activities
     We have been expanding at a rate necessary to compete on a national level and have had several financing activities for the nine months ended September 30, 2006 which consisted primarily of $2,100,008 of proceeds from sale of membership interest and $6,832,500 from proceeds of notes payable, and $500,000 from proceeds of bank debt.
Convertible Promissory Notes
     At September 30, 2006, we had outstanding $8,028,000 in principal amount of secured promissory notes and $1,932,500 in unsecured promissory notes. The secured promissory notes bear interest at 10% to 12% per annum. The 2004 and 2005 notes in the amount of $3,028,000 pay interest only for the first two years after they were issued in October 2004 and October 2005. On the third anniversary of their issuance, we will begin amortizing the notes over a five-year period, paid monthly. The July 2006 note in the amount of $5,000,000 bears interest only for 5 years and the principal is due at maturity. Secured promissory notes of $3,028,000 may be prepaid in whole or part without any prepayment penalty. The remaining $5,000,000 of secured notes are subject to a 2% pre-payment penalty for the first two years, unless the stock, trades at a 25% premium to the initial public offering price of our stock price. The promissory notes are secured by a first lien on all our container assets. The principal amount of these promissory notes may be converted into shares of our common stock at the option of the holders. $28,000 of these notes may be converted at a price of $2.50 per share (which converted in December of 2006) and approximately $3.0 million of these notes may be converted at a price of $5.00 per share and $5.0 million may be converted at a price of $3.75 (75% of our initial public offering price of $5.00 that occurred on December 7, 2006). The unsecured promissory notes bear interest at 10% per annum. The unsecured promissory notes pay interest only for the first five years after they were issued in January 2006. The balance is due in December 2010. The promissory notes may be prepaid in whole or part without any prepayment penalty. The principal amount of these promissory notes may be converted into shares of our common stock at the option of the holders. The notes may be converted at a price $3.75 (75% of our initial public offering price of $5.00 that occurred on December 7, 2006).
     The 2006 promissory notes will have substantial financial impact on our future financial statements in accordance with proper accounting procedures of EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF No. 00-19 “Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. We have allocated $5.7 million of the $6.9 million total debt to the detachable warrants and beneficial conversion feature. Our future financial statement will reflect interest expense calculated at an effective interest rate of 62% on the detachable warrants and beneficial conversion feature.
Off-Balance Sheet Arrangements
     We do not have any off balance sheet arrangements.

Item 3. Controls and Procedures
     As of September 30, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     In its evaluation of the Company’s controls and procedures, our management noted that the Company’s initial public offering in December 2006 and becoming a reporting company under the Exchange Act placed significant burdens on the Company’s financial reporting systems and internal resources. The Certifying Officers have determined that the Company did not have sufficient financial expertise in preparation of the narrative disclosures in notes to the interim financial statements of the Company and appropriate control systems and, consequently, that controls did not operate effectively on a continuous basis throughout the reporting period. The Certifying Officers also noted that the foregoing deficiencies did not result in any material errors in the Company’s financial statements for the subject quarterly period.
     The Certifying Officers, with Company’s management, have evaluated and are modifying its systems and financial functions as deemed appropriate in an attempt to ensure the internal controls and disclosure controls and procedures are effective in the future and as such controls change in relation to the changes of the Company’s business and as the Company’s financial reporting needs mature. Such evaluations also include any corrective actions with regard to significant deficiencies and material weaknesses. Specifically, in order to address the disclosure controls and procedures deficiencies as well as the control environment, our management designed the following steps to be implemented:
•	introduction of additional procedures to ensure a more thorough review of financial data in the financial reporting and close process

•	requirement that all complex non-routine transactions during any period be researched and detailed in written memoranda with potential related disclosure requirements and reviewed by senior management

•	implementation of enhanced preparation and review procedures of our disclosure controls and procedures by hiring of additional outside accounting and SEC reporting consultants

•	implementation of a program of continuing education for our accounting personnel to enhance their training in the public company accounting and reporting matters

•	continued review of our disclosure controls and procedures by our outside auditors.

     Our management intends to complete the foregoing by June 30, 2007. We believe that the completion of these steps now allow us to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. We will continue to evaluate our disclosure controls and procedures, and to seek to both implement, on a timely basis, changes to our disclosure controls and procedures that may be necessary to keep them effective in light of our company maturing as a public company, any changes in the nature of our business and any rapidly changing environment, and improve them.
     During the fiscal quarter ended September 30, 2006, there were no changes in an internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a substantial adverse effect on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Securities and Use of Proceeds
     (a) Unregistered Sales of Securities
     The following summarizes all sales of unregistered securities by A Smart Move, L.L.C., during the period covered by this Quarterly Report. The securities in each one of the below-referenced transactions were (i) made without registration and (ii) were subject to restrictions under the Securities Act of 1933, as amended (the “Act”) and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Each of the investors had access to the kind of information about us that we would provide in a registration statement, was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Act and represented to us his intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for the Company’s general working capital purposes.
     In September 2006:
     (i) we sold an aggregate of 58,824 units at a price of $8.50 per unit, each unit consisting of one share and one warrant exercisable at 150% of our IPO unit price, or $10.00 if the IPO is not completed by March 31, 2007. The securities were sold to one investor which represented that he/it qualified as an “accredited investor”, within the meaning of Rule 501 (A) of Regulation D.
     (ii) we sold an aggregate of 210,745 units at a price of $9.00 per unit, each unit consisting of one share and one warrant exercisable at 150% of our IPO unit price, or $10.00 if the IPO is not completed by March 31, 2007. The securities were sold to 37 investors which represented that they qualified as an “accredited investor”, within the meaning of Rule 501 (A) of Regulation D.
     (iii) we issued 444,067 shares and 30,000 warrants to debt holders who converted $2,202,000 of notes into equity. The warrant is exercisable at 150% of our IPO unit price, or $10.00 if the IPO is not completed by March 31, 2007. 32 Debt holders converted debt into equity.
     (b) Use of Proceeds
     Our initial public offering of 2,760,000 units (including an option granted to the underwriters in this IPO to purchase an additional 360,000 units to cover over-allotments), each unit consisting of one share of our common stock and one five-year warrant entitling the holder to purchase one share of our common stock, was effected through a Registration Statement on Form SB-2 (SEC File No. 333-137931) that was declared effective by the Securities and Exchange Commission on December 6, 2006. On December 7, 2006, we filed another Registration Statement on Form SB-2 pursuant to the SEC Rule 462(b) (SEC File No. 333-139153 to register the increase in the size of the offering to 3,312,000 units (including 432,000 units to cover over-allotments). Our public offering commenced on December 6, 2007 and terminated on December 7, 2006 after the sale of all securities registered. The underwriters’ over-allotment option was exercised in full. Newbridge Securities Corporation, I-Bankers Securities, Inc., Neidiger, Tucker, Bruner, Inc. and Bathgate Capital Partners, LLC acted as managing underwriters in this offering. All 3,312,000 units were sold at a price of $5.00 per unit, which resulted in an aggregate offering amount of $16,560,000. In connection with the IPO, we paid an aggregate of $1,798,800 in underwriting discounts and commissions to the underwriters. In addition, the following table sets forth all estimated expenses incurred in connection with the IPO, other than underwriting discounts and commissions:

SEC Registration Fee	$5,000
NASD Filing Fee	$5,000
AMEX Listing Fee	$5,000
Accounting Fees and Expenses	$75,000
Legal Fees and Expenses	$150,000
Printing and Engraving Expenses	$125,000
Miscellaneous	$65,000
Total	$430,000
Net proceeds of the IPO following the expenses of the offering were approximately $14,331,200.
As of the date of this filing, Smart Move, Inc. has not expended any significant portion of the proceeds of the IPO offering. Smart Move, Inc. does not anticipate any significant variance in the use of proceeds as disclosed in the prospectus dated December 7, 2006.
     The proceeds are invested in insured, interest-bearing accounts or short term investment-grade securities. We did not pay any of the net proceeds of the IPO directly or indirectly to any director, officer, or persons owning 10 percent or more of our stock or affiliate of Smart Move, Inc.
Item 5. Other Information
     None
Item 6. Exhibits

Exhibits:
3.1	Certification of incorporation, as amended (1)

3.2	Bylaws, as amended (1)

31.1	Certification pursuant to Section 302 of the SOX

31.2	Certification pursuant to Section 302 of the SOX

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the SOX

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the SOX

(1)	Incorporated by reference from Registration Statement on Form SB-2 (SEC no. 333-137931) filed October 10, 2006

SIGNATURES
     In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART MOVE, INC.
Date: January 22, 2007	By:	/s/ Chris Sapyta
Title: Chief Executive Officer
(Principal Executive Officer)

SMART MOVE, INC.
Date: January 22, 2007	By:	/s/ Edward Johnson
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certification of incorporation, as amended (1)

3.2	Bylaws, as amended (1)

31.1	Certification pursuant to Section 302 of the SOX

31.2	Certification pursuant to Section 302 of the SOX

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the SOX

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the SOX

(1)	Incorporated by reference from Registration Statement on Form SB-2 (SEC no. 333-137931) filed October 10, 2006