Form 10KSB
period 2006-12-31
SMART MOVE, INC.
filed 2007-04-02
CIK 1349108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32951
SMART MOVE, INC.
(Name of small business issuer in its charter)

Delaware	54-2189769
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
5990 Greenwood Plaza Blvd, Suite 390
Greenwood Village, CO 80111
(Address of Principal Executive Offices)
Issuer’s telephone number: 720-488-0204
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $0.0001
Registered on the American Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant’s revenues for its most recent fiscal year: $4,184,554
The initial public offering of Units consisting of one share of common stock of Smart Move, Inc. and a 5-year warrant to purchase a share of common stock commenced on December 6, 2006. There was no public market for the Company’s common stock prior to that date and our common stock did not trade separately as a security until December 21, 2006.
As of April 1, 2007, there were 10,171,092 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2006.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27 of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. These “forward-looking statements” are within the meaning of the Private Securities Litigation Reform Act of 1995. We have used the words “anticipate”, “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will” and “would” or the negative of these terms or other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•	effects of competition;

•	our liquidity, results of operations and financial condition;

•	our assumptions regarding leverage and debt service and financing and refinancing efforts;

•	our relationships with, and other conditions affecting, our customers and strategic alliances with major transportation companies;

•	transportation performance and costs;

•	general economic conditions, changes in laws or regulations;

•	risks related to development activities; and

•	other factors, including the risks discussed in “Management’s Discussion and Analysis” set forth in Item 6 of this report.
When considering these forward-looking statements you should keep in mind the cautionary statements contained in this report and the documents incorporated by reference. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.

Smart Move, Inc.
Form 10-KSB
Index

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
BUSINESS
General
Smart Move, Inc. is an asset management company that provides a unique, revolutionary, and increasingly popular alternative method of transporting household and commercial goods securely and on a time guaranteed basis. Smart Move deploys a fleet of Company-owned, GPS equipped SmartVault™ shipping containers to execute the movement of goods and utilizes its proprietary and licensed technologies to efficiently manage this fleet of assets. The Company currently offers moving services within markets comprising over 92% of the U.S. population from its operations bases in the 61 largest metropolitan areas in the country. Our logistics operations are coordinated through the terminals of our primary transportation provider, UPS Freight. The superior security for customer goods, scheduling flexibility and expedited service our business model provides give us specific competitive advantages over the service offerings of traditional van line agencies that perform the majority of long distance moves in the U.S. today. Additionally, Smart Move’s automatic inclusion of full replacement value insurance coverage for its customers’ goods, in increments of $10,000 per vault utilized in the move, is unique in the asset transport and moving industry.
History
A Smart Move, L.L.C. was organized as a Colorado limited liability company on August 11, 2004 and began revenue producing activities in June 2005. Smart Move, Inc. was incorporated in Delaware on December 5, 2005, as a wholly-owned subsidiary of A Smart Move, L.L.C. We commenced our initial public offering on December 6, 2006, at which time the directors of Smart Move, Inc. and the managers and members of A Smart Move, L.L.C. approved the merger of A Smart Move, L.L.C. with and into Smart Move, Inc. The purpose of the merger completed on December 6, 2006 was to reorganize A Smart Move, L.L.C. as a Delaware corporation to facilitate our initial public offering.
As a result of the merger all issued and outstanding shares of limited liability company membership interest in A Smart Move L.L.C. automatically converted into two shares of Smart Move, Inc. common stock. All previously issued and outstanding options, warrants and notes of A Smart Move, L.L.C., that previously had been exercisable to purchase or convertible into a share of membership interest of A Smart Move L.L.C., became exercisable or convertible into two shares of Smart Move, Inc. at half the originally stated exercise or strike price.
When we use the terms “Smart Move,” “we,” “the Company” and similar terms in this report, we mean A Smart Move, L.L.C. prior to the December 6, 2006 merger and Smart Move, Inc. after the date of the merger. We currently conduct business in 34 states in 61 large metropolitan areas. In the six states where our corporate name is not available, consisting of California, Texas, Illinois, New Jersey, Connecticut and Indiana, we have adopted an assumed trade name of “Go Smart Move” and conduct business in that name.
In January of 2007, we formed a new, wholly owned subsidiary, Rapid ID, Inc., to develop an asset tracking solution that combines Smart Move’s GPS mapping capability with existing bundled cell phone technology components. The objective of this initiative, which is still in an early development stage, is to design, market and deliver an integrated hardware and software package that provides a high level of value-added technology applications for asset tracking at an affordable cost.
BUSINESS DESCRIPTION
Household Moving
Market Overview
According to statistics supplied by the American Movers and Storage Association, the U.S. household moving and storage industry represents a $31 billion annual market, including all household and commercial moving operations conducted in or from the U.S.A., with market segments as follows:
•	Interstate Moving — $5 Billion

•	Local Moving and Storage — $8 Billion
•	Truck Rental — $3 Billion

•	Mini Storage — $15 Billion

•	Total Market Revenues — $31 Billion
(Source: The American Movers and Storage Association, September 2005)

The interstate and local sectors of the U.S. household moving and storage industry in which Smart Move competes comprise approximately 10,000 companies with an estimated $13 billion in combined annual revenue. The 20 largest companies control less than 35 percent of the market. We believe that the market size and range of activity in these sectors would enable the Company to be successful even if we are able to capture only a relatively small share of this market.
The Smart Move Solution
We provide solutions for both individual consumers and businesses in need of moving services or desiring to use secured containers to ship and/or to store commercial goods. We believe that the value proposition of our specialized container and logistics-based business model compares favorably with the independently owned agency model of our major competitors. The flexibility of our business model may enable us to pursue strategic opportunities within the large domestic moving services market to become a preferred service provider for a number of customer groups which regularly require individual consumer or business moves. In contrast to many of our competitors who act as independent agents on behalf of large transportation providers, we are not forced to make significant capital investment in trucking equipment and related infrastructure. Instead, our business model emphasizes the strategic deployment of our proprietary fleet of SmartVaulttm containers and associated logistics services relating to the movement of those containers. We “outsource” our trucking service requirements on a contract basis that avoids a need for extensive infrastructure. As a result, we enjoy a competitive advantage because we are able to scale our operations activity to match our current level of demand very rapidly. Although we do require continuing availability of a sufficient inventory of SmartVaulttm containers, and must plan ahead to meet our projected requirements, we are not forced to incur large costs for ramping-up or downsizing a cumbersome transportation service infrastructure. Our relationships with the major trucking companies with whom we contract for the transportation services we require also present recurring opportunities to provide strategic services for these same suppliers, who recognize the synergies our SmartVaulttm containers and logistics processes present in relation to their own operations. For example, our deployment of uniform size containers makes it possible for trucking companies to align our trailer space requirements with their own excess load capacity. Our ability to track the movements of our containers also supports equipment tracking objectives of our transport providers. The Company recently has begun providing services to national van line companies that desire to include the use of our SmartVaulttm containers and our logistics administration service component as an integral feature of their own services enabling more efficient and time guaranteed interstate moves for their smaller customers.
Our business model and processes allow us to operate on a cost-efficient basis with a small labor force and without a need for the substantial investment of capital in transportation facilities that is typically required of national moving van service providers and their local agents. We do not own or operate any trucks or trucking equipment. Instead, we contract with third party trucking companies for the transportation services we require and focus our efforts on providing a specialized moving container and strategic asset tracking and management services associated with our use of these assets. UPS Freight acts as our primary local cartage provider and takes responsibility for loading, unloading and transporting our SmartVaultstm in connection with our customer moves. Instead of contracting with large national van lines for our transport needs, we have elected to take advantage of the recurring excess load capacity of UPS Freight and other trucking logistics industry companies to ship our SmartVaultstm for long distance moves. These trucking logistics companies regularly ship a wide range of commercial products on a basis that generally involves time-sensitive delivery requirements. Consequently, they can ship our SmartVaultstm far more efficiently than moving vans and are wiling to provide this service to us on a cost-effective basis because they are able to utilize their available excess load capacity more effectively by aligning our requirements to transport uniform size containers with their need to utilize available excess freight load capacity.
In addition to being of a uniform size, our SmartVaulttm containers are designed to be readily loaded by forklift and can be transported by all standard trailers and sea containers. The SmartVault’stm sturdy and waterproof structure and its ability to be locked and secured also provide a high degree of protection from transit-related damage and theft. The risk of loss or excessive delay is further reduced by our ability to monitor the location of each of our SmartVaultstm through the combined tracking functionality of bar-code scanning and global positioning equipment (GPS). The SmartVault’stm security features and our ability to track these assets fosters the availability of lower cost insurance against the loss or damage of goods during transit.

Strategy Overview
Our overall business objective is to be a leading provider of affordable solutions for a wide range of individual and commercial customers who require predictable, reliable and secure moves and/or storage to minimize the uncertainties and frustrations generally associated with the moving experience. The problems we undertake to solve for customers have been so widespread through the industry that our ability to deal with them comes as a welcome surprise to consumers and helps us to generate goodwill for the future by improving our customers’ moving experiences. The issues and concerns we address include such common problems as:
•	inflexible or indefinite schedules for consumer moves;

•	hidden costs of overhead or of insuring goods;

•	lack of control by consumers over important aspects of the move; and

•	risks of inadvertent offloads of goods at interim points during transit, increasing risk of loss or property theft.
We provide a solution that eliminates the underlying cause of common problems experienced during moves. Smart Move’s service model: (i) does not require customers to rent or drive trucks to the destination; (ii) provides ease of customer use of our standardized moving containers and our content loading processes; and (iii) provides scheduling convenience and time saving that avoids the crisis management scenarios typically associated with consumers’ moving experiences. Key elements of our strategy include:
•	Efficient utilization of our specially designed proprietary SmartVaulttm containers to ensure they are shipped back from the original “shipped-to” destination to the nearest available terminal rather than a more distant original “shipped-from” site; enabling us to achieve operational and freight cost efficiencies by monitoring the availability of SmartVaultstm at various terminals for outbound shipments by lowest cost long distance carriers to the nearest location for which a current demand exists;

•	Maintaining and enhancing our ability to scale operations rapidly and control costs by outsourcing transportation, warehousing, and moving labor;

•	Ability to open new markets with limited capital;

•	Mitigation of risks of loss through use of state of the art GPS tracking technology; and

•	Ability to replicate the model in additional markets to increase revenue opportunities.
A key component of our solution and overall strategy is the maintenance of a proprietary fleet of unique containers designed to ship household and commercial goods in a secure, protected environment. Our specially designed, trademarked SmartVaultstm are equipped with a global positioning (GPS) device enabling the Company to track and map the location of the vault throughout the supply chain. The features of the SmartVaulttm also include:
•	A technologically advanced material composition of ultra-strong high density polyethylene (HDPE) built on an aluminum deck and base with an expected 8-year useful life;

•	A standard 262 cubic feet loadable storage capacity able to handle loads in excess of 3,000 pounds;

•	Spacious interior dimensions consisting of 7 feet length, 5 feet 10 inches width and 6 feet 7 inches height;

•	Superior functionality for use, weatherproof and incorporating special security features;

•	Ease of loading via forklift onto standard truck trailers and sea containers utilized throughout the transportation and logistics industry.
We believe that the combination of design features, loading flexibility and efficient and predictable cube-configured space requirements of our SmartVaulttm gives us a competitive advantage, not only over traditional movers, but over container storage companies like PODS®, Public Storage and Great Cratestm. Traditional movers use a simple wooden box for transport purposes which is not weatherproof and offers little security for the contents during transit or interim storage. We have deployed approximately 1,400 of our original prototype SmartVaulttm units. Through feedback from actual moves, we have continually gathered performance data that has been used in the development and design of a new, second generation SmartVaulttm for which we began taking delivery in September 2006. The manufacturing facilities we utilize have current capacity to produce the components necessary to build over 400 of the new SmartVaultstm per week. We hold exclusive rights to the mold used to manufacture the SmartVaulttm and to the related design specifications. We anticipate that our ownership of the mold will enable us to expand production of the SmartVaulttm containers at a lower cost per unit than we incurred for the original prototype. The all aluminum deck and base of the SmartVaulttm combines with the durable HDPE composition of these containers to allow a longer useful life for the entire unit. The aluminum base also enables the container to be used in additional vertical markets where wood containers are generally considered unsuitable for transport of goods, such as pharmaceutical, food and international shipments.

Manufacturing Relationships and Sourcing of Raw Materials
SmartVaulttm components are currently manufactured by Orbis Corporation (“Orbis”), the successor in interest of our original manufacturer/supplier, LINPAC Material Handling, Inc. Smart Move owns the proprietary mold which Orbis uses in its plant to mold the components of the SmartVaulttm. Pursuant to our manufacturing arrangements, Orbis may only utilize the mold for manufacture of SmartVaultstm on behalf of the Company. The SmartVaulttm container has a technologically advanced material composition of ultra-strong high density polyethylene (HDPE) built on an aluminum deck and base with an expected 8-year useful life. The Company believes that HDPE is a widely available product and that we are not dependent on a single or limited source of supply for this key component. The additional aluminum components of the SmartVault™ base are currently procured from a single outside vendor, LM Containers LLC. The aluminum raw material associated with our construction requirements is readily available from other vendors in the market place and we are not dependent on a single or limited source of supply. At certain times in the past, we have experienced delivery delays and incurred unexpected price increases on the finished SmartVaultstm as a result of varying labor costs for unit assembly. However, with the new design and mold we believe that production efficiency has been greatly enhanced as the new SmartVaulttm container requires less labor and is designed for more efficient assembly than the earlier prototype which required a significant amount of man hours for assembly.
Utilization of SmartVaulttm Assets
We believe that a compelling aspect of our business strategy is the ability to establish and strategically deploy our proprietary, pooled use fleet of standardized SmartVaulttm container assets to ship household and commercial goods predictably, reliably and securely. We believe that by coordinating movement of these containers comprising our fleet from one region to another, using the existing trucking industry infrastructure on a contract basis, we enjoy certain strategic advantages. Our emphasis on efficient use of containers and avoidance of significant capital expenditure for transport facilities gives us greater flexibility to provide transport under a wide range of circumstances and also enables us to develop a recurring revenue stream while minimizing our fixed operating costs. This flexibility also enables us to establish a wider market base than would be possible if we relied upon company-owned transport facilities to meet all our requirements. In contrast to other movers that emphasize the transport service component, we have greater flexibility as a logistics operator to accommodate fluctuations in sales and seasonal demands simply by drawing on or adding to our SmartVaulttm inventory and engaging third party transport capacity only on an as-needed basis. Consequently, expansion of our business will not require many of the significant capital costs traditional movers incur because, unlike these movers, we do not plan to purchase expensive tractor-trailer assets in order to meet peak period demands. We also do not expect to incur significant expenses for storing or attempting to reposition empty trucks and trailers to meet future business requirements.
Outsourced Warehouse and Transportation
UPS Freight provides all of our pick-up and delivery needs within local markets (consisting of markets within an approximate 100-mile radius of our terminals in various geographic locations). UPS Freight also provides a majority of our terminal to terminal transportation and warehousing service requirements. Rather than building a costly infrastructure with associated overhead demands, we have outsourced these requirements by contracting with UPS Freight. Consequently, we avoid recurring fixed costs for transportation and warehouse storage that conventional movers incur as we are able to access most of our transport and warehouse requirements cost-effectively through contract arrangements with UPS Freight. Our agreement with UPS Freight requires UPS Freight to perform a variety of functions with regard to our containers on a non-exclusive basis, including, but not limited to, vault delivery, vault pick-up, vault line haul transportation and container storage. Our agreement with UPS Freight has a stated 36-month term that expires August 24, 2008. Although either party may terminate the agreement at any time by giving the other party 90 days’ written notice of termination, we believe the UPS Freight relationship provides strategic advantages for both Smart Move and UPS Freight that will foster its continuation. Smart Move will continue to require the ability to outsource the types of services we obtain from UPS Freight in order to expand rapidly and to be able to use our available capital for SmartVaulttm purchases and revenue growth. Although we would incur significant delays and associated costs in the event of any termination of our strategic relationship with UPS Freight, we believe that other major cartage providers in the logistics transport sector would be available to contract with us to meet our outsourcing requirements on a cost-effective basis. While UPS Freight performs the shipping, delivery and storage service components of our container services, we remain the primary contact for our customers and negotiate the price and schedule of services, including delivery and pickup. We direct UPS Freight to carry out the delivery and pick-up of our containers to and from the customer’s location. Smart Move pays UPS Freight a set fee per trip, so that our costs are fixed, except for a fuel surcharge. We also provide the trailer and forklift assets for the local delivery. UPS Freight will be required to provide on-going quality control inspections, training and safety consistent with our requirements. Once the vault is ready to be deployed to another city, UPS Freight will deliver the SmartVaultstm on its existing trucks that are traveling to that destination. National and regional freight carriers often cannot fill their trucks to capacity and consequently are able and willing to offer very competitive rates to move our vaults long distance in order to fill their unused trailer space.

Tracking Technology
We have the ability to track our containers by means of two compatible and synergistic technologies. We utilize a proven, reliable barcode-based logistics tracking system currently maintained by UPS Freight and supplement this online tracking functionality with our own proprietary GPS tracking technology. We own the intellectual property rights in key components of the GPS tracking technology and the web-based tracking software we deploy in managing our asset fleet and we continue to refine these technology components of our service offering.
Our tracking technology and inventory software allow us to manage and monitor our assets on a continuous basis. Having the technology-enabled ability to track SmartVaulttm containers, spot trends, manage our own supply chain and predict future inventory needs allows us to increase vault utilization rates and increase revenues. Our customers benefit from our combined tracking technologies and processes. The UPS Freight Pro NumberTM tracking system and our GPS system both allow our customers to track their goods on the internet, thereby providing the sense of security, control and peace of mind that the move is progressing as planned, with precision and accuracy.
Services and Markets
We currently offer our services in 61 of the largest U.S. metropolitan centers from the terminals of our primary transportation provider, UPS Freight. Our expansion plan calls for expansion into additional metropolitan markets and deploying additional equipment to existing centers to increase productivity capacity.
Our Strategy
We believe that traditional movers have failed to address basic consumer issues and service problems in the following fundamental respects:
•	High overhead costs passed onto consumers;

•	Capital-intensive infrastructure;

•	Property theft and loss;

•	Inflexible schedules for consumers and hidden costs;

•	Hidden or unexpected costs charged to consumers;

•	Lack of control by consumers over important aspects of the move; and

•	Inefficient use of the moving company’s assets.
Conventional movers find it difficult to address the issues and problems listed above on a cost-effective basis. Our business model and implementation strategy is designed to minimize these common problems and to improve our customers’ moving experience.
Value Added to the Customer
Most insurance and liability claims in the moving industry relate to lost or missing goods. The Smart Move solution minimizes the risk of loss of goods by allowing customers to place their own lock on the vaults and, as an added security feature, a secure seal is attached by UPS Freight to the vault at the time of shipment. Customers are thereby assured that their goods have not been touched or handled multiple times, as it is often the case with moves handled by traditional movers. We also believe that we can provide customers a cost savings of from 15% to 40% (a part of which savings comes from a customer’s election to pack his or her own goods), depending upon the type of move, service level, distance, origin and destination, as compared to the pricing offered by traditional movers. Also, we provide consumers with convenience and flexibility. The consumer is afforded the significant planning advantage of more time to pack and fill the container prior to shipment and to unload it upon arrival at the destination site. For example, in a traditional full service move, the customer must, generally, be ready to move out and have all goods loaded in one day. Then, upon arrival at his or her destination, the customer must accept the household goods on the assigned delivery date or pay additional fees. Consumers using Smart Move’s services, in contrast, can load, take delivery, ship and store their goods in a warehouse near the destination for up to 28 days without incurring additional charges. If additional storage time is required, we are able to provide the required storage at a very competitive price of $2.00 per day, per vault.

With regard to price comparisons applicable to our service opportunities, Smart Move’s greatest pricing advantage in the marketplace appears to be in relation to moves ranging from one vault to five vaults. The moves of this size typically total approximately 2,000 pounds to 11,000 pounds. Our primary objective will be to penetrate this segment of the market. We believe that the price savings to customers can be significant even for very small moves of 2,000 pounds, the equivalent of one SmartVaulttm container.
The benefits to the end-user of our solution include:
•	No Trucks to Rent and Drive. When renting our SmartVaulttm container, the customer’s need for a moving truck is eliminated. Typically, when moving and storing furnishings the consumers must first locate and reserve a rental truck of the appropriate type and size. Often consumers are inexperienced at driving larger rental trucks and have concerns upon accepting responsibility for damage to the truck and liability for accidents they may cause while operating the vehicle. In addition, many states require the driver of rental trucks to be at least 25 years of age. Since most moves occur during the weekends, the appropriate size truck for a given move is often unavailable, forcing the renter either to rent a truck that is too small for the job, thereby necessitating multiple trips or, incurring increased costs of renting a larger truck than is really needed and that may be more difficult to operate. Once a truck is rented, customers drive it to their location and load the truck by carrying their possessions up a ramp. The truck must be loaded and unloaded quickly in order for them to be able to return the truck before the rental deadline. When the customers are ready to retrieve their belongings at the destination site, this entire process must be repeated. Our system wholly eliminates the need for our customers to rent a truck. The customers need only contact us and a clean SmartVaulttm will be delivered directly to their location and left for packing. The customers can take as much time as they wish to pack the SmartVaulttm. Once loaded, we return to pick up, load and transport the SmartVaulttm to the customers’ final destination. Upon the delivery of the SmartVaulttm, the customers can take their time, unloading it at their convenience. When the customers are finished, they simply call us to retrieve the empty unit.

•	Ease of Use and Loading of Contents. Our customers have the added benefit of renting a vault that is easy to use. Our customers only move their possessions directly into the SmartVaulttm, which is placed at ground level for packing and does not require the use of a cumbersome ramp.

•	Convenience and Time Savings. The typical loading period for our self service customers usually takes place over a few days, which permits them to load and unload the contents at their convenience. This eliminates the stress and rush associated with trying to beat a deadline imposed by a rental truck company. In addition, our customers save a significant amount of time by avoiding unnecessary packing and unpacking and in reduced driving time. When choosing a traditional self-storage facility, customers have to pick up a truck, drive it to their location, load the truck, drive it to a storage facility and then unpack their possessions. Next, the customers must return the rental truck. When ready to retrieve their possessions, the customers must once again obtain and pick up a rental truck, pack the truck, drive their possessions to their new location, unpack them, and upon completion, return the truck to the rental company. With our solution, our customers need only notify us to arrange delivery of our SmartVaulttm container, pack the unit we provide and phone for a pickup.
Execution of Our Plan
Our strategic plan is to focus on interstate or city-to-city moves because we believe we will be most competitive in meeting customers’ demands associated with these moves. We believe that in the future these moves will consistently produce gross profit margins that exceed 20%. Smart Move plans to focus marketing efforts on sales lead generation and continued introduction of our moving concepts to consumers in this market category. We manage the sales efforts and administer and direct the logistics of these moves from our Denver headquarters offices.
Employees
The Company currently employs approximately 28 people, including 26 employees in our headquarters location in Colorado who perform corporate and administrative as well as sales and marketing functions. None of Smart Move’s employees are unionized or covered by a collective bargaining agreement.
Sales and Marketing
Smart Move maintains a sales staff that works in coordination with management to identify opportunities to expand existing business and to market our new areas of service. We also engage third party resources to identify prospective customers, but do not rely solely on one source of lead generation. We pursue various avenues for marketing research and referrals. Resources we currently utilize include the internet, yellow pages, print material, direct mailings, real estate companies, corporate human resources departments, military leads and publications, universities and search engine results directing the public to our website.

There are several relocation and moving resources web portals. These portals generally advertise or offer visitors to their site one stop shopping for all of their relocation needs, from moving services to real estate listings. We are also able to purchase leads generated from many of these different portals at any time for specific origination and destination combinations without any long term contract commitments. Depending upon the type of information provided by web statistics and leads, we would typically expect to pay a fixed fee per lead from the various moving web portals in the market.
Corporate relocation programs can use our services to realize savings within their own recruitment/personnel moving budgets. We plan to pursue opportunities to undertake direct moves on a contract basis with larger businesses such as Fortune 500 companies through targeted marketing to their human resources departments. We have performed some relocations for large corporations and have demonstrated our ability to complete these strategic moves at a significant savings to these corporations. We expect these types of moves will help us gain exposure, acceptance and additional corporate relocation business.
Market Opportunity in the Domestic Moving & Storage Industry
The containerized moving business is an emerging business segment with attractive growth and market opportunities. In recent years, the moving industry has offered consumers the option of containerized “do-it-yourself” moves only on a local basis, maintaining traditional practices for the interstate segment of the market. Historically, local container moves have been undertaken mainly by smaller “mom and pop” operations. Often, the containers used by these firms have been low-quality plywood crates. The few companies that do offer more durable, updated containers within these markets have limited flexibility in their loading and shipping methods. Some companies have developed serviceable storage boxes but have not used the boxes successfully on a national basis. We believe we are well positioned as an early entrant in this market to offer a credible nationwide service and that we are the first company primarily dedicated to serving the interstate market.
Consistent Migration of the U.S. Population
According to First Research, a moving and storage industry intelligence company (September 2005), every year 42 million Americans move. This involves 17 million households utilizing moving services of some nature, whether it be a full service move or simply renting a truck for a self-move. Approximately 20% of those moves are regional in scope, involving a length of haul extending outside of a given county, but within the same state. Another 20% involve longer distance moves to another state or country. Our immediate target is the interstate market which is estimated at about 3.4 million moves per year.
We have identified the top 100 cities with respect to their total moving activity. Significant synergies exist in serving these cities because over 80% of all moves are between these cities. Data we have received from the 10 largest national moving companies indicates that those companies provide over 500,000 interstate moves per year undertaken into and out of the top 30 cities. This data does not include any statistics regarding the number of self moves nor does it reflect second tier moving company activity. Consequently, we believe the market for these moves is actually much larger. We launched our services in those 30 top ranked cities in May of 2005 and have subsequently added an additional 31 cities. Through UPS Freight, we have access to operational terminals in all of the 100 major metropolitan areas. To expand further, we would need to procure a sufficient number of SmartVaultstm for each city in order to be able to commence local operations and to supply each city with our standard forklift and flat bed trailer for local pick up and delivery. We are currently reviewing the market access we currently possess through a presence in 61 cities with a view to determining whether we may wish to expand beyond these cities in which we currently operate. Our strategic objective is to maintain a sufficient number of locations from which containers can be accessed to allow movements within Smart Move’s network to be coordinated on the most cost-effective basis. Our proprietary fleet of SmartVaultstm allows positioning and redeployment of empty containers that are ready for next use to any other location within our network and avoids the need for individual SmartVaultstm to be returned only to a base location. This allows freight cost and administrative efficiencies to be realized on a fleet-wide basis and repositioning of containers to be based on multiple factors including demand and length of haul required.
Other Statistical Indicators of the Domestic Opportunity
•	40 million people (16% of the population) moved between March 2002 and March 2003;

•	19% of movers relocated to another state; 20% moved to another county in the same state; the majority of which 56% stayed within the same county, 4% came from abroad;

•	The average American moves 12 times in a lifetime;

•	33% of renters in the US and 8.3% of homeowners moved to a different residence in 1998/1999; and

•	20 to 29 year olds have the highest moving rates — about 33% of the total in that age group moved in the last year; the next most active group being 30-34 year olds, with 22% having moved during the last year.
(Source: US Census Bureau, March 2004)
These statistics further support the demand for a flexible, secure and low cost moving solution.

International Moving Opportunity
We continue to evaluate potential opportunities for expansion of our services into Europe and elsewhere. The EU market, in particular, presents the same challenges and opportunities we have identified in the US, i.e. long distances, high fuel costs, shipping an empty truck back to its origin country, etc. Through establishing services and strategic operating alliances within selected EU countries, we will be able to expand our network to include moves between these countries and to offer similar cost savings to those provided our US customers for interstate moves by not having to return empty assets to origin.
For international moves, we intend to use the same basic business model we have developed for domestic moves with appropriate refinements tailored to local operating conditions. We have currently established a business relationship with a freight forwarding company specializing in expatriate moves to Europe. We execute these moves by first contracting with a US-based customer for a move to one of the cities we propose to service and then arrange to deliver our containers to an overseas shipper’s U.S. terminal. The shipper we engage accepts responsibility for shipping the containers to their ultimate destination.
Smart Move is currently able to provide full service moves to United Kingdom, Ireland, Germany, Netherlands, Belgium and France without any significant additional capital outlays to service those markets since we use third-party independent couriers in those markets.
Other Sales Opportunities
Local Move Consumer Market. It is our belief that the convenience offered by us will be attractive to many local self-movers and will produce an additional steady revenue stream.
Storage and Moving Supplies. Increasing demand for storage in today’s mobile society has created a $15 billion dollar business, according to First Research. The SmartVaulttm can be very effectively utilized for temporary or long-term storage, with flexibility to the consumer not offered by standard storage sites. In January 2007, we executed a warehouse lease in Denver, CO, to enter this market segment. In connection with our recent storage service initiative, we also plan to sell, market and distribute moving supplies such as cardboard boxes, tape, and other supplies to our own customers as well as to local moving and storage companies.
Homeland Security. Security requirements have increased the need to ship high value goods in a secured container that can then be loaded within larger rail or marine shipping containers. New homeland security laws, regulations and custom clearance requirements will encourage corporations to seek additional ways to compartmentalize the shipment of high value goods. By insuring their integrity, these goods will pass through customs more quickly with less risk of tampering and loss.
National Van Lines. We have begun providing service to national van lines that include the use of SmartVaulttm containers to fill orders for small customers whose shipments require an expedited or time guaranteed service. We began this service in June of 2006.
Commercial Uses. There is an increased demand from corporate clients who need specialized transportation services for high value products that require specialized handling and tracking capabilities. The Smart Move offering can deliver the components necessary to meet this demand.
Military Uses. Medical supplies and electronic equipment need to be shipped in smaller quantities, within a portable container, by truck or helicopter at a moment’s notice. The container must be locked and tracked for security and content management. Moves associated with personnel relocation could also be a significant future source of revenue as well.
Competition
Our main competitors include the self-storage facilities and portable storage and moving service providers described below. The discussion which follows reflects the Company’s own assessment of the competitive landscape it is facing and is based on our review of a variety of publicly available sources of information regarding these companies, including (but not limited to) SEC filings made by public companies and the descriptions of activities and operations contained in corporate websites.

Public Storage, Inc. is the largest self-storage company in the US, with interests in about 1,100 storage facilities in 38 states. Over 80% of its sales come from self-storage properties located mostly in larger cities and rented for personal or business use. This firm also rents commercial and industrial storage space, rents and transports portable self-storage units, and owns retail stores that rent trucks and sell related moving items.
PODS Enterprises, Inc. is a Florida company providing Portable On Demand storage and moving services in certain parts of Florida and Illinois. The company is also a franchiser of PODS protected franchise areas in 132 metropolitan areas in 42 states.
Major Van Lines, including well known long distance moving companies such as United, Atlas, North American, Allied, Mayflower, Bekins and Wheaton, each with annual revenues of $500 million to $1 billion provide a range of services within markets that include those in which we operate. These companies offer full service moves to consumers through their network of agents and have operations in a majority of the largest 100 cities in the United States. These van lines all operate and require their local agents to operate truck and trailer moving assets to complete the moves required by their traditional customer base.
Local Movers include thousands of existing small, local companies that perform moves only within their immediate local markets. The typical local mover has 15 employees, 2 to 3 trucks and annual revenues of less than $1 million.
The following table summarizes the principal areas in which commercial and residential movers compete and identifies areas in which we believe we offer a competitive advantage:

				Low Overhead,	Deployment of
				Outsource	Solution can be
		Can Handle		Model, Low	Accomplished	Business Model
		Interstate Moves	State of the Art	Capital	with Standard	does not Depend
	Proprietary	to Top 61 Cities	GPS Tracking	Investment	Delivery	on Franchise
Company	Container	in the USA	Capability	Requirements	Equipment	Agreements
SMART MOVE	YES	YES	YES	YES	YES	YES
PODS	YES	Limited Interstate Service	NO	NO	NO	NO
Major Van Lines	NO	YES	YES	NO	YES	NO
Local Movers	NO	NO	NO	NO	YES	YES
Public Storage	NO	NO	NO	NO	YES	YES
Future Competition. Although we believe that we offer superior flexibility, cost structure, asset pooling efficiencies and technology-enabled containers, we recognize that cost-driven entry barriers for this industry are relatively low. In addition, as more businesses become aware of our business model and services, we believe others may attempt to copy our concept. However, a competitor desiring to gain entry into this industry and to compete directly with us by offering a similar service would have to overcome the following obstacles:
•	designing and engineering a functionally comparable storage container;

•	locating a supplier of specialized storage containers built to specifications at competitive prices;

•	establishing goodwill with prospective customer groups and brand awareness.
Asset Tracking Technology
Market Opportunity
Our newly formed subsidiary, Rapid ID, Inc., will be pursuing efforts to develop and market an alternative solution for tracking of assets, documents and information that currently are tracked by bar-codes, RFID and other scanning-based tracking technologies. Rapid ID, Inc. is in an early, development stage of operations, seeking to develop and refine applications of an alternative technology to RFID. Rapid ID’s technology will combine GPS functionality with cell phone technology components to provide a lower cost tracking alternative to RFID. The RFID industry is fragmented and market size estimates range from $2 billion in 2006 to a future market size to be in excess of $26 billion in 2015. The current RFID solutions offered can be expensive and time consuming to implement. We believe that the technology offers a low cost option to a segment of the market place looking to track assets efficiently, with GPS information or data included on a time sensitive basis.
(Source for RFID market statistics: RFID Weblog.)

The Rapid ID Solution
Using our proprietary software attributes of mapping data base design, barcode process software and combining it with a third party software and a picture cell phone, provides a unique tracking solution, that provides real time GPS location and other captured data of the “tracked item.” The process has the ability to read and record one and two dimensional bar codes, human readable numbers, logos, or names of locations, and transmit those images from a cell phone into a central server and translate that into useful data for Smart Move and other customers.
By bundling our proprietary software with licensed software of other companies, we will be able to deploy camera cell phone picture technology to capture a bar code or other unique identification code, and to identify and track the movement of the assets, at each of the contact points during transit for which a customer wishes to capture such data.
Value Added to the Customer
Key advantages for the consumer will include the low cost of installation and the utilization of proven cell phone technology. Rapid ID offers an accurate methodology of tracking assets world wide. The solution can be offered separately or in combination with the logistics component of Smart Move’s solution to its target commercial clients who need a secure method of transportation services for high value products that require specialized handling and tracking capabilities. This will typically be any product or asset of high dollar value, that is subject to theft or tampering, and is important for both the assets and the contents to be tracked, monitored and delivered on a timely basis. The Rapid ID concept is designed to compete favorably with current various RFID solutions which are typically expensive to deploy, limited to high volume applications, and can be costly to maintain.
Execution of the Our Plan
Our plan is to first provide test programs to targeted markets. If these pilot tests are successful, we will attempt to market this technology with industry leading partners.
Competition
Our competition will be from many different sources. Some are large consulting groups or large manufacturers of RFID products and solutions, while others are local companies focused on providing solutions to the industry-specific requirements of companies based in the same geographical area. Initially we will target large companies that are seeking a low cost solution such as shipping and delivery companies, the marine container industry and defense suppliers of critical and high-cost assets, such as the following target markets:
Target Markets
•	Governmental Agencies;

•	International shipping companies; and

•	Assets including: Sea Containers, ULDs, truck trailers, mobile assets and moving containers, etc.
Research and Development
During 2006 and 2005, the Company did not pursue research and development as an independent activity, but rather as an incidental aspect of our container design and refinements based on our experiences and customer feedback and our ongoing logistics management activities. We have identified a need to pursue certain research and development activities in the future, including ongoing refinements of our proprietary technology processes and software and new initiatives such as the Rapid ID development activities. Management believes that these activities are necessary to enable the Company to maintain and enhance its competitive advantage over those participants in the moving industry that do not provide this service component.

Information Systems
We use both internet and Company intranet communication systems to provide real time updates regarding certain pending and completed sales and operational events and transactions. These systems include integrated information processes to manage the flow of information to help facilitate our moving service and logistics operations.
Our Intellectual Property and Trademarks
The Company is not at present, the holder of any patents on its products, but obtains confidentiality and other contractual assurances to protect its trade secrets and proprietary products. In the view of management, the Company’s competitive position is not currently dependent on the availability of patent protection.
The Company will, if it conducts research and development activities which result in patentable products, seek appropriate intellectual property protection for such products. The Company claims certain trademarks, however, and has filed certain trademark applications with the U.S. Patent and Trademark Office (“USPTO”) to protect the mark SmartVaulttm for our containers and SmartMove, Designtm , GoSmartMove, Changing the Way the World Moves, and SmartMove Changing the Way the World Moves for our containers and services. We have also filed a federal copyright application covering the content on our website. We also have a registered domain name for www.gosmartmove.com, which is the address of our principal website. We have registered additional domain names for needmovingboxes.com, a secondary active website. In addition, we own the following domain names: gosmartmove.net, gosmartmoveeu.com, gosmartmoveuk.com, gosmarttrac.com, movingtocity.com, movingtocity.net, smartmove.net, smartmoveuk.com, smartmoveusa.com, and smartboxsupply.com. We do not currently use these registered domain names.
Under our agreement with the manufacturer of our containers, we have the exclusive ownership rights to the tooling mold and design of our container. We believe that the costs of replicating the functionality of the Smart Move container design and mold would be prohibitively high for competitors. Additionally, our agreements with our manufacturer/supplier provide that the supplier may not produce containers for other companies using our mold and or design. However, we have limited ability to prevent other companies from attempting to copy our container design and our business model.
Environmental Regulations
The Company does not currently anticipate that its cost of compliance with environmental laws will be material. The Company does not presently engage in any manufacturing processes in performing its services and does not use, generate, store or discharge or permit any users of its containers to store or discharge any toxic, volatile or otherwise hazardous chemicals and wastes. The Company does provide storage services, however, and is subject to a variety of federal, state and local governmental laws and regulations related to the storage, use and disposal of hazardous materials. If and to the extent any toxic or hazardous materials are ever transported or stored in our containers with or without our permission, if the Company fails to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.
Regulatory Matters
We are regulated by the Federal Motor Carrier Safety Administration (FMCSA). Under the FMCSA’s regulatory framework, Smart Move is considered a “freight forwarder.” As a freight forwarder, we must:
•	Register with the FMCSA;

•	Obtain an authorization certificate from the FMCSA for each state in which we conduct business;

•	Obtain a certificate of insurance or surety bond in each state in which we are authorized by the FMCSA to conduct business; and

•	Offer arbitration as a means of settling loss and damage disputes on collect-on-delivery shipments
We believe that we are in compliance with all FMCSA requirements.

In addition, we must comply with regulatory requirements imposed by the local and state authorities in each jurisdiction where we are deemed to conduct business. In most cases, we are required to:
•	Obtain a certificate of authority to conduct business as a foreign entity;

•	Obtain sales tax licenses and permits; and

•	Where our Company name may not be available, apply for the right to conduct business under an assumed tradename.
We believe we are in compliance with all of these requirements.
Various federal and state labor laws govern our relationship with our employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Significant additional government imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees could have an adverse effect on our results of operations.
2006 Highlights
Financial information regarding our operations, assets and liabilities, including our revenues and net (loss) for the fiscal years ended December 31, 2006 and 2005 is included in our consolidated financial statements and respective notes included in Item 7 “Financial Statements”. Selected highlights of our 2006 results include the following:
During the year ended December 31, 2006, we were able to complete the following to advance our business plan:
•	We have added over $5.9 million of property and equipment, including $4.5 million in new SmartVault™ containers and proprietary mold;

•	We expanded our service coverage through the addition of 21 additional Metropolitan Service Areas (MSAs)* in September 2006, bringing our total major market coverage to 61 MSAs;

•	We expanded from 900 to 3,721 revenue lanes (the available inbound, outbound and local transport markets accessible by Smart Move for its products and services);**

•	We completed our production Mold for version two of SmartVault™ containers;

•	We began production of version two SmartVault™ containers;

•	We completed our proprietary logistics, tracking and mapping software; and

•	We completed our Initial Public Offering (“IPO”).
* MSAs are the strategic terminals or hubs established by Smart Move in major population centers which are operated by UPS Freight.
** “Revenue Lane” is a Smart Move term which refers to projected lanes connecting Smart Move’s Metropolitan Service Areas (MSAs) throughout the United States. Between any two Smart Move MSAs, there are four Revenue Lanes, i.e. two local Revenue Lanes and two point to point Revenue Lanes. The number of Revenue Lanes increases significantly as new MSAs are added. For example, just five MSAs create 25 Revenue Lanes. The Revenue Lanes represent business opportunities for Smart Move to generate additional revenue by expanding the geographic reach of its moving services. However, there is no assurance that Smart Move will be able to realize any of these additional revenue opportunities.
RISK FACTORS
Risks Related to our Business and Industry
We have a history of operating losses and may again incur losses in the future as we expand.
We generated our first revenues in June 2005. As a result of our limited operating history, we have a limited amount of sales and financial data that you can use to evaluate our business. We have sustained losses since our inception. We had an accumulated deficit as of December 31, 2006. We also had negative cash flows from operating activities since inception. The Company has historically funded its operations through private placements of its equity and debt securities and just recently completed its IPO. You must consider our prospects in light of the risks, expenses and challenges of attempting to introduce a new service in a mature and established market. These include, but are not limited to, the risk that consumers may not accept our moving solution, that we may not have sufficient resources to finance our operations or to compete with more established, mature companies providing moving and related services, that we may not be able to establish, maintain or protect our brand name, or that we may not be able to attract and retain qualified management and support personnel. We may be unable to overcome these risks, and our business strategy may not prove successful.

Our business plan is unproven, and our financial results will suffer if consumers do not adopt our moving solution.
Due to our limited operating history, it is too early to determine if our target consumers which include a wide spectrum of customers seeking various moving services, will adopt our moving solution in the numbers and as readily as we anticipate. If consumers do not react favorably to our solution, or if it takes us longer to develop customers than we have planned, our revenues and our financial operating results will suffer.
We depend on the third-party manufacturer for our SmartVaultstm moving containers.
Our business model is built around the use of our SmartVaulttm, which has been designed and is manufactured for us by a third party. Smart Move owns a proprietary mold that Orbis Corporation (formerly LINPAC Material Handling Inc. who was acquired by Orbis) can only use exclusively to manufacture the SmartVaultstm for the Company. At certain times in the past, we have experienced delivery delays and incurred unexpected price increases on the finished SmartVaultstm. In some instances, these production delays have required us to delay our planned expansion to new markets, and with the slower expansion of our business, our early operating results have suffered. Our planned expansion to new markets will be delayed and our business will be harmed in the event material delays are experienced. Either party to our agreement with Orbis Corporation may, by giving a written notice, terminate the agreement in the event of a material breach or default by the other party to the agreement. A material change or termination of the agreement with the manufacturer of SmartVaultstm or our inability to meet the purchase level requirements under the same agreement could also harm our business and the trading value of our securities and our operating results. Additionally, any determination to replace our existing manufacturer could result in delays and additional expenses.
Our containers are subject to price increases by the manufacturer, and any significant increase in price would negatively impact our operating margins.
Our contract with our container manufacturer states that the manufacturer may increase the per unit price of our container due to an increase in the costs to the manufacturer of plastic or other materials used in the manufacturing of the containers. We have not budgeted for an increase in the price of our containers. Depending on the competitive environment at the time, we may be unable to increase the price of our service to offset the operating effect of the increase in the cost of our containers. Consequently, a significant increase in the price of our containers could negatively impact our operating results.
A disruption in the service of our third-party carriers could result in significant loss of revenue and increased capital expense.
We depend on several third-party cartage companies to provide the long-haul transport services we require and we currently rely on UPS Freight to handle all of our local pick-ups and deliveries. With the exception of UPS Freight, which handles a majority of our long distance hauls as well as local pickup and delivery, we do not have written agreements with these third party cartage companies ., and our arrangements with these service providers may be terminated at anytime. Although we have a contract with UPS Freight, we can not ensure that UPS Freight will be able consistently to make pickups and deliveries for our customers in the time and manner we may request or require in the future. If our arrangement with UPS Freight is terminated, we will attempt to contract with alternative cartage companies to provide the services we currently outsource from UPS Freight. Any material changes in our primary carrier relationships and/or our local pick-up and delivery arrangements would disrupt our business operations. Our agreement with UPS Freight may be terminated by either party to the agreement upon 90 days written notice to the other party. If there is a material interruption in our ability to utilize third-party carriers and cartage providers for the services we require, we may be required to purchase or lease our own trucks and warehouse facilities in order to meet our requirements. In the event we are required to pursue new sources for these services or to purchase and maintain equipment and facilities we currently outsource, our results of operations could suffer due to delay in procuring acceptable alternative shipping arrangements and our access to available capital resources may be severely limited.
Since we rely on third party carriers for our deliveries, higher prices for diesel fuel have resulted in significant fuel surcharges in the past six months. Our operating margins and results of operation will fluctuate during periods of fuel price volatility. If those surcharges continue or increase, it will require us to raise prices at the risk of losing sales or reduce our operating margins.
We generally contract to provide our services on a fixed price basis. Our freight charges are fixed and not subject to fluctuation. However, we are required to pay fuel surcharges based upon the price of diesel fuel to the cartage companies that transport our containers. The market price for fuel can be very volatile and can be affected by a number of economic and political factors. In particular, reduced oil production as a result of OPEC marketing decisions, conflicts in the Middle East and certain parts of Africa and South America could potentially contribute to significant decreases in the fuel supply. In addition, changes in federal or state regulations could impact the price and availability of fuel as well as increase the amount we pay in fuel taxes. Between June and October 2005, we incurred fuel surcharges ranging from 12.6% to 33.3% of the fixed rate charged by the cartage companies. Since we did not anticipate the extent of this surcharge increase, the additional cost resulted in an erosion of our gross margins and adversely affected our operating results. We consider the amount of the fuel surcharges in effect at the time that we provide a bid for services to a potential customer. However, after a customer contracts with us we are subject to the risk that the fuel surcharge applicable to his move will increase. If those surcharges continue to increase in the future, we will be required to either raise our prices at the risk of losing sales or continue to suffer lower margins on our moves. In either case, our ability to achieve our expansion goals and break-even operations will be materially impaired, and our operating margins and results will fluctuate during periods of fuel price volatility.

We have incurred substantial debt to finance our operations; our lenders could foreclose on our assets and force us out of business in the event of our default on this debt.
As of December 31, 2006, we had approximately $11 million outstanding in long-term debt and equipment financing. If we are unable to make timely payment of principal and interest on our debt, or if we default on any of the covenants or other requirements of our loan instruments, our lenders will be able to foreclose on the assets by which their loans are secured. The foreclosure on our containers or other material assets could result in a cessation of business and/or bankruptcy.
We will need to raise substantial additional capital to fund our planned expansion of operations, and we do not have any existing commitments for additional capital.
Having completed our IPO, we believe our cash resources will be sufficient to fund our existing operations for at least 13 months, but additional capital will be needed to implement our plan for growth and expansion. Currently, we are incurring losses from operations, have limited capital resources, and do not have access to a line of credit or other debt facility. We have had losses and negative cashflow from operations since inception in August 2004, which may impact our access to additional capital we will require to execute our business plan. If we raise additional capital through the issuance of debt securities, the interests of our shareholders would be subordinated to the interests of our debtholders and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the sale of equity securities, the ownership of our shareholders would be diluted. Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth.
We may need additional financing, including additional indebtedness, to fund our business expansion in additional geographic areas and we do not have commitments for additional financing.
Our level of indebtedness will have several significant effects on our future operations, including the following:
•	we may be required to use a portion of our cash flow from operations for the payment of any principal or interest due on our outstanding indebtedness;

•	our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions as well as competitive pressures; and

•	the level of our outstanding debt may affect our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.
If any of the foregoing events occur, we may be prevented from expanding into additional markets.
General economic conditions, industry cycles, financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance.
General economic conditions, industry cycles, financial and other factors may affect our operations and our ability to make principal and interest payments on our indebtedness. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things, be required to take one or more of the following actions:
•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets; and

•	reduce or delay planned capital expenditures.
The measures listed above might not be adequate to enable us to continue operations or to service our indebtedness. In addition, we might not be able to procure financing, refinancing or to make a sale of assets on economically favorable terms, which may prevent our future expansion and growth in new markets and, thus, negatively affect our business and financial condition.

We expect our business will be highly seasonal, which can cause dramatic fluctuations in our cash flow and could require us to incur additional debt or raise additional capital.
We expect that a significant portion of our revenue (as much as 50%, based on our experience to date and certain industry data) will be generated in the four months of June through September. We expect that this seasonality will result in dramatic fluctuations in our operating results from quarter to quarter. Most of our operating expenses, including general and administrative costs and debt service, are fixed and do not vary with the volume of our business. As a result, in the slower months it may be difficult to manage cash flow to meet our operating needs. If we fail to manage cash flow in anticipation of these quarterly fluctuations, or if the fluctuations vary significantly from our expectations, we may be required to incur additional debt, which will impair our profitability or raise additional capital, which will be dilutive to our shareholders.
We could be held liable for damages under environmental laws or be required to clean up contamination caused by hazardous materials transported or stored in our containers.
We require our customers to agree in writing not to store hazardous materials in our containers. However, we do not inspect the containers to make sure they do not contain hazardous materials. If hazardous materials are stored in our containers and leak or otherwise cause a dangerous situation, we could be held liable for damages, be required to clean up the leak and suffer adverse publicity. We do not intend to carry insurance covering these occurrences. To date, no environmental-related claims have been asserted against us. However, a significant hazardous materials event could negatively impact our results of operations, disrupt our business, cause adverse publicity and subject us to significant liability and increase the risk of litigation, all which could harm our business and the trading price of our securities.
As a result of our limited operating history, we may not be able to estimate correctly our future operating expenses, which could lead to cash shortfalls.
We have a limited operating history, and, as a result, our historical financial data may be of limited value in estimating future operating revenues and expenses. Our budgeted expense levels are based in part on our expectations concerning future revenues. However, the amount of these future revenues depends on the choices and demand of individuals, which are difficult to forecast accurately.
We currently have limited human resources, and the effective management of our anticipated growth will depend on our ability to attract and retain skilled personnel.
We expect that the expansion of our business may place a strain on our limited managerial, operational and financial resources. We will be required to expand significantly, train and manage our work force in order to manage the growth of our operations. Our future success will depend in large part on our ability to attract, train and retain additional skilled management, logistics and sales personnel. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain skilled personnel, our operating results could be harmed, we may fail to meet our reporting and contractual obligations and potential shareholders may lose confidence in our business, all of which would harm our business and the trading price of our securities.
We are dependent on our management team and the loss of any of these individuals would harm our business.
Our success is dependent, in large part, upon the continued services of Chris Sapyta, our Chief Executive Officer, and Edward Johnson, our Chief Financial Officer, and the rest of the senior management team. There is no guarantee that any of the members of our management team will remain employed by us. While we have employment agreements with Messrs. Sapyta and Johnson, their continued services cannot be assured. The loss of our senior executives, particularly, Messrs. Sapyta and Johnson, would harm our business.
We encounter substantial competition from other moving companies, many of whom have greater resources than Smart Move.
The U.S. household moving and service industry is serviced by approximately 10,000 providers. In this highly fragmented industry, the 20 largest providers control approximately 35% of the revenue. Many of our competitors are larger than we are and have longer operating histories. As a result, we expect that many of our competitors will have greater financial and human resources and more established sales and marketing capabilities than we have. Existing or future competitors with greater resources could readily duplicate certain of our services and/or business model.

We do not have any patented protected technologies that would preclude or inhibit competitors from entering our market.
We consider the design of our containers to be proprietary and have negotiated exclusive ownership rights to the design of the containers from the manufacturer. The container design, however, is not currently patented. Since the container design is not currently patented, we rely on a combination of contractual and confidentiality procedures to protect our design. Despite our efforts to protect our design, it would be relatively easy for our competitors to copy certain aspects of our design or independently develop similar containers. Accordingly, our container design may not provide an effective barrier to entry against our competitors.
Our ability to capture a meaningful share of our target market and achieve a profitable level of operations is dependent upon our ability to establish and maintain our brand name.
We believe that continuing to build awareness of our brand name is critical to achieving widespread acceptance of our business. Brand recognition is a key differentiating factor among providers of moving services. In order to maintain and build brand awareness, we must succeed in our marketing efforts. If we fail to successfully promote and maintain our brand, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of our brand name, our business and the value of your shares could be materially adversely affected. In addition, our brand may be used by third parties unaffiliated with our Company, which, in turn, may also harm our business and our ability to expand and achieve a profitable level of operations.
We may be unable to protect our trademark or other proprietary intellectual property rights.
Although we have filed certain trademark applications, we have not yet received a federal registration on any service marks or trademarks with the U.S. Patent and Trademark Office (“USPTO”). We have filed U.S. trademark applications to protect the mark SmartVaulttm for our containers and SmartMove and Designtm for our containers and services. We also have filed trademark applications with the USPTO on the following marks: GoSmartMove, Changing the Way the World Moves, and SmartMove Changing the Way the World Moves. Our future success may depend upon the protection of our brand names, SmartMove and GoSmartMove (collectively “SmartMove brand”). If we are unable to protect our rights in the SmartMove brand, a key element of our strategy of promoting SmartMove as a brand could be disrupted and our business could be adversely affected. We may not be able to detect all unauthorized uses of our trademark or take all appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of our trademark and related intellectual property is uncertain and still evolving. The laws of other countries in which we may market our goods and services in the future are uncertain and may afford little or no effective protection of our intellectual property. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and our SmartMove brand name without paying us for them which could result in a substantial decrease of our competitive advantage in those markets and our ability to conduct profitable activities in such markets.
We are aware of several companies that conduct business which incorporate the terms “Smart” and “Move” in their respective names and, in some cases, those companies have registered such names as a trademark in the state where they conduct business. In states where the corporate name or trademark for “Smart Move” may be held by third parties, we may have to conduct business under the trade name “GoSmartMove.” Such states include California, Texas, Illinois and New Jersey. Because of the potential conflicting uses by others of “Smart Move,” we may not be able to develop as strong a brand that we can protect against use by others. In addition, we are at risk that third parties will claim that our use of the name SmartMove may infringe on their intellectual property rights. If that were to occur, we could be required to defend against infringement claims, which will be extremely costly and time consuming, both in terms of money and human resources. Further, if we were to be found to have infringed upon or violated the rights of a third party, we could also be liable for monetary damages and subject to an injunction requiring us to cease doing business under the SmartMove name. To date, no such infringement claims have been asserted against us. However, if that were to occur, and we were unsuccessful in defending against them, we would have to incur the expense and likely business disruption associated with a re-branding of our services.
Notwithstanding our efforts to develop and protect our intellectual property rights, including our trademarks and domain names, all or some of our intellectual property may be unenforceable or limited. As a result, we may not be able to maintain our current trademarks or domain name if they are subject to challenge. We believe that any successful challenge to our use of a trademark or our domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and, thus, decrease our revenues and result in possible losses to our business.

On March 3, 2006, SmartBox Moving & Storage LLC (“SmartBox”) filed a Notice of Opposition before the Trademark Trial and Appeal Board of the US Patent and Trademark Office (“Board”) requesting that the Board deny registration of our SmartVault™ application Serial No. 78/560,422 based on SmartBox’s claimed rights in “SMARTBOX” and SMARTBOX A B & DESIGN (U.S. Reg. No. 2,864,385). We filed our Answer denying the allegations of any likelihood of confusion and fraud. We also counterclaimed to cancel SmartBox’s SMARTBOX A B & Design registration because the SMARTBOX, among other reasons, the term is merely descriptive of the goods. SmartBox filed its answer and affirmative defenses to our counterclaim on June 30, 2006. On November 6, 2006, the parties to these proceedings settled this matter. Under the terms of this settlement, the parties agree, among other things, not to use each other’s respective corporate names as well as certain similar marks. The settlement does not involve any monetary penalty payable by either party to the other and the parties could, if mutually agreeable, enter into any future business relationship.
We may face liability from intellectual property litigation that could be costly to prosecute or defend and distract management’s attention with no assurance of success.
We cannot be certain that our services, product, content and brand names do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. Several companies in the industry may have names similar to ours, including the phrase “smart move” or a variation thereof. Further, in order to protect or enforce our intellectual property rights, we may initiate litigation against third parties. In addition, we may become subject to inference, cancellation, or opposition proceedings conducted in trademark offices or the courts to determine the priority of rights in our marks. The defense of intellectual property rights, interference, cancellation, or opposition proceedings, and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation which disclosure could substantially diminish our competitive advantages, thus, resulting in decrease revenues and possible losses.
We operate in a regulated industry. Increased costs of compliance with, liability for violation of, or changes in, existing or future regulations could result in increased regulatory compliance costs or decreased revenues and, thus, adversely affecting our business and operations.
There are regulations specifically relating to the moving industry, including testing and specifications of equipment and product handling requirements. In addition, the moving industry is increasingly subject to regulatory and legislative changes, such as stringent environmental, occupational safety and health regulations or limits on vehicle weight and size, security and ergonomics. When and to the extent that we conduct operations outside the United States, we are subject to the Foreign Corrupt Practices Act, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment. These measures could disrupt or impede the timing of our deliveries and we may fail to meet the needs of our customers. The cost of complying with these regulatory measures, or any future measures, could have a materially adverse effect on our business or results of operations. Violations of regulations can subject the Company to fines and penalties and significant and repeated violations could result in governmental action to curtail or suspend our operations.
Our proposed future international operations would subject us to risks associated with trade restrictions, political, economic and social instability and currency exchange rate fluctuations.
As we expand to international markets, we will be subject to the risks of doing business abroad, which may include:
•	unexpected changes in regulatory requirements;

•	export and import restrictions, tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles and problems in collecting accounts receivable;

•	potential adverse tax consequences;

•	currency exchange rate fluctuations;

•	increased risks of piracy and limits on our ability to enforce our intellectual property rights;

•	limits on repatriation of funds; and

•	political risks that may limit or disrupt international sales.

A foreign country in which we may propose to operate in the future may impose trade or foreign exchange restrictions or increased tariffs, which could adversely affect our operations. Political, economic and social instability in foreign countries, including terrorism, may impact our ability to conduct business in those countries, may cause our financial condition and operations to suffer as a result of a decrease in revenues or exchange rate volatility. As we continue to focus on expanding our international operations, these and other risks associated with international operations may increase.
Any limitations or interruptions in our proposed foreign operations could have a negative impact on our business. We plan to transact substantially all of our foreign business in US dollars, but we may not be successful in avoiding doing business in foreign currencies. We have no plans to engage in hedging of any foreign currency transactions and therefore would be subject to the risk of changes in currency exchange rates.
We have completed a placement of debt that included a beneficial conversion feature. That feature will have the effect of reducing our reported operating results during the term of the debt.
In January of 2006, we issued $1,932,500 in units of convertible subordinated debentures and warrants and in July 2006 we issued $5,000,000 in units of secured convertible debentures and warrants. The terms of these convertible debentures included conversion features allowing the holders to convert their debt into shares of our common stock at a conversion price equal to the lower of (a) $3.75 or (b) 75% of the per share offering price in our IPO if the Unit offering price had been less than $5.00, but in no event less than $2.50. Certain of those conversion features that allowed for the reduction in conversion price upon the occurrence of stated events constitute a “beneficial conversion feature” for accounting purposes. The accounting treatment related to the beneficial conversion feature will have an adverse impact on our results of operations for the term of the notes which mature in December 2010 and July 2011. This accounting will result in an increase in interest expense in all reporting periods during the term of the debt.
Changes in accounting rules governing the recognition of stock-based compensation expense could adversely affect our financial operations by reducing our income or increasing our losses.
Our financial results will be affected by changes in the accounting rules governing the recognition of stock-based compensation expense. Prior to January 1, 2006, we measured compensation expense for our employee stock options under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Because we have granted all options at or above the estimated fair value on the date of grant, no compensation expense has been recognized through December 31, 2005. On January 1, 2006 we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, and requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value.
We will incur increased costs as a result of being a public company.
As a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (SOX), which became law in July 2002 and related rules of the U.S. Securities and Exchange Commission and the American Stock Exchange regulate corporate governance practices of public companies. We anticipate that our compliance with these rules and listing standards is likely to increase our general and administrative costs, and we expect these expenses will continue to increase in the future. In particular, we are required to include management’s report on internal controls as part of our annual report for the year ending December 31, 2007 pursuant to Section 404 of SOX. We are in the process of evaluating our internal control systems in order to (i) allow management to report on, and our independent auditors to attest to our internal controls, as required by these laws, rules and regulations, (ii) provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) comply with the other provisions of Section 404 of SOX. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact these may have on our operations. Furthermore, there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or the securities exchange on which we may be trading at that time, which action may be injurious to our reputation and affect our financial condition and decrease the value and liquidity of our securities, including our common stock. We expect that SOX and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We presently estimate that these compliance costs to be at least $500,000 during the first fiscal year of our existence as a public company. This estimate is subject to future revisions and adjustments as circumstances may warrant. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
In connection with their evaluation of the Company’s disclosure controls and procedures as of September 30, 2006 and December 31, 2006, our management noted that completion of the Company’s initial public offering in December 2006 and becoming a reporting company under the Exchange Act placed significant burdens on the Company’s financial reporting systems and internal resources. Management determined that as of September 30, 2006 and as of December 31, 2006 the Company did not have sufficient financial expertise in preparation of the narrative disclosures in notes to the interim financial statements of the Company and appropriate control systems and, consequently, that controls did not operate effectively on a continuous basis throughout the reporting period. Although management’s evaluation also noted that the foregoing deficiencies did not result in any material errors in the Company’s financial statements for the subject quarterly period, management determined to evaluate and is modifying its systems and financial functions as deemed appropriate in an attempt to ensure the internal controls and disclosure controls and procedures are effective in the future and as such controls change in relation to the changes of the Company’s business and as the Company’s financial reporting needs mature. Such evaluations also include any corrective actions with regard to significant deficiencies and material weakness. Specifically, in order to address the disclosure controls and procedures deficiencies as well as the control environment, our management designed the following steps to be implemented:
•	introduction of additional procedures to ensure a more thorough review of financial data in the financial reporting and close process;

•	requirement that all complex non-routine transactions during any period be researched and detailed in written memoranda with potential related disclosure requirements and reviewed by senior management;

•	implementation of enhanced preparation and review procedures of our disclosure controls and procedures by hiring of additional outside accounting and SEC reporting consultants;

•	implementation of a program of continuing education for our accounting personnel to enhance their in the public company accounting and reporting matters; and

•	continued review of our disclosure controls and procedures by our outside auditors.
Consultants
None

ITEM 2.	DESCRIPTION OF PROPERTY
Facilities and Employees
Corporate Offices. Our headquarters office is a 6,360 square foot facility and is occupied under a lease that terminates on April 30, 2011 and calls for monthly payments of $8,799. We believe that our existing facilities are adequate to support our existing operations.
Facilities. In February 2007 we executed a 29 month lease agreement for warehouse space that requires monthly payments of $13,359 and expires June 2009.

ITEM 3.	LEGAL PROCEEDINGS
On March 3, 2006, a Notice of Opposition to our “SmartVault” trademark was filed with the U.S. Patent and Trademark Office on behalf of SmartBox Moving & Storage LLC, a Richmond, Virginia company. We filed our answer denying the allegations of any likelihood of confusion or fraud and counterclaiming to cancel SmartBox’s design registration. SmartBox filed its answer and affirmative defenses to our counterclaim on June 30, 2006. On November 6, 2006, the parties to these proceedings settled this matter. Under the terms of this settlement, the parties agree, among other things, not to use each other’s respective corporate names as well as certain similar marks. The settlement does not involve any monetary penalty payable by either party to the other and the parties could, if mutually agreeable, enter into any future business relationship. Except as discussed above, we are not party to any pending or threatened legal proceedings, however, the nature of our business is such that certain claims and legal actions incidental to our business may arise from time to time, but we do not expect these matters to adversely affect the business or earnings of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2006.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Units of our securities, each unit consisting of a share of our common stock and a 5-year warrant to purchase a share of common stock at $7.50 per share, commenced public trading on the American Stock Exchange (the “AMEX”) on December 7, 2006, and, subsequently, effective December 21, 2006, were broken into individual components, common stock and warrants, both now trading on the AMEX. Our common stock and warrants trade on the AMEX under the symbols “MVE” and “MVE.WS”, respectively. Corporate Stock Transfer, Inc, is the transfer agent and registrar for our common stock and warrants.

	High	Low
Fourth Quarter	$4.80	$4.40
2006 (from December 21 through December 31, 2006)
The underlying security for all warrants, options and convertible debt instruments is our common stock, which is of a single class and all entitled to one vote per share owned.
As of December 31, 2006, we had 201 shareholders of record and approximately 400 beneficial owners.
Dividend Policy. We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to operate and expand our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of the end of fiscal year 2006 with respect to compensation plans under which our equity securities are authorized for issuance.

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	774,000	$5.29	626,000
Equity compensation plans not approved by security holders	—	$—	—

Total	774,000	$5.29	626,000

Recent sales of Unregistered Securities and Use of Proceeds
(a) Unregistered Sales of Securities
The following summarizes all sales of unregistered securities by A Smart Move, L.L.C., our predecessor company, since inception and all figures are adjusted for the 2 for 1 forward split of the membership shares. The term “equity shares” refers to membership interests in A Smart Move, L.L.C. that were converted into shares of common stock of Smart Move, Inc. upon the merger of A Smart Move, L.L.C. into and with Smart Move, Inc. The information in this section is presented with respect to the period prior to the merger, as of December 6, 2006 all equity shares and options and warrants to purchase equity shares are reflected to show the conversion into two shares of common stock and all options and warrants to purchase shares of common stock that have become exercisable into two shares of Smart Move, Inc. at one half of the original exercise price. The securities in each one of the below-referenced transactions were (i) made without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws as a transaction not involving a public offering. Each of the investors had access to the kind of information about us that we would provide in a registration statement, was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions. Proceeds from the sales of these securities were used for the Company’s general working capital purposes.
(a) In August 2004, in connection with our initial organization, we issued an aggregate of 400,000 equity shares to our 4 founding members (Chris Sapyta, Charles Hinkely, Mike Ellis and Greg Henrikson) valued at $250,000 in consideration of promotional and organizational services rendered in connection with the formation of our Company.
(b) In September 2004, we issued:
(i) an aggregate of $2.23 million in 12% convertible notes and warrants exercisable to purchase up to 243,272 of our equity shares. The securities were sold to 29 investors, each of which represented that it qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act
(ii) warrants exercisable to purchase up to 180,000 of our equity shares. The securities were issued as compensation for placement agency service to Bathgate Capital Partners, LLC (“Bathgate”), which represented that it qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D;

(iii) an aggregate of 2,435,000 equity shares in consideration of $1,521,875, or $0.625 per share. The securities were sold to 43 investors, each of which represented that it qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D; and
(iv) warrants exercisable to purchase up to 298,876 of our equity shares. 120,000 of the securities were issued in connection with a certain consulting agreement with Bathgate and 178,876 of the securities were issued as compensation for placement agency service to Bathgate, which represented that it qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.
(c) In March 2005, we issued an aggregate of 131,700 equity shares to 28 holders of the convertible notes identified in paragraph (b)(ii) above of this Item in payment of accrued and unpaid interest totaling $131,700, or $1.00 per share. The noteholders each represented that they qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.
(d) In March 2005, we issued warrants exercisable to purchase up to 10,000 of our equity shares. The securities were issued as compensation for placement agency service to Bathgate which represented that it qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.
(e) In April 2005, we issued warrants exercisable to purchase 100,000 of our equity shares at a price of $0.875. The securities were issued to Silicon Valley Bank as a fee in connection with a commercial loan obtained from it as lender. Silicon Valley Bank represented that it qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D.
(f) In September 2005, we issued:
(i) an aggregate of 673,070 units, each unit consisting of two equity shares and one warrant exercisable to purchase one additional equity share at a price of $5.00 per share, in consideration of an aggregate of $3,365,350, or $5.00 per unit. The securities were sold to 88 investors, each of which represented that it qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D;
(ii) warrants exercisable to purchase up to 134,614 of our equity shares at a price of $2.50 per share and warrants exercisable to purchase 67,308 of our equity shares at a price of $5.00 per share. The securities were issued as compensation for placement agency service to Bathgate which represented that it qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D;
(iii) an aggregate of $3.0 million in 12% convertible notes and warrants exercisable to purchase up to 360,000 of our equity shares. The securities were sold to 34 investors, each of which represented that it qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D;
(iv) warrants exercisable to purchase up to 120,000 of our equity shares at a price of $2.50 per share and warrants exercisable to purchase 60,000 shares of our equity shares at a price of $5.00 per share. The securities were issued in consideration for placement agency services of Bathgate, which represented that it qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D;
(g) In December 2005, we borrowed $500,000 from Silicon Valley Bank. In connection with the loan agreement, the bank was issued warrants to purchase 13,000 of our common stock shares.
(h) In January 2006, we issued:
(i) an aggregate of $1,932,500 in 10% convertible notes and warrants exercisable to purchase up to 128,834 of our shares. The securities were sold to 32 investors, each of which represented that it qualified as a “accredited investor” within the meaning of Rule 501(a) of Regulation D.
(ii) warrants exercisable to purchase up to 41,226 of our equity shares at a price of $3.75 per share and warrants exercisable to purchase 10,306 of our equity shares at a price of $5.00 per share. The securities were issued as compensation for placement agency service to Bathgate, which represented that it qualified as a “accredited investor” within the meaning of Rule 501(a) of Regulation D.

(iii) a grant of 1,000,000 common stock shares to our executive officers (560,000 shares to Mr. Sapyta, 400,000 to Mr. Johnson and 40,000 to Mr. Ellis) in January 2006.
We have granted options to purchase equity shares on the following dates and amounts:

Date	Number	Exercise Price
August 2004	200,000	$0.625
March 2005	400,000	$1.00
September 2005	400,000	$2.50
The securities were issued exclusively to our directors, executive officers, and employees, 13 persons. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) under the Securities Act.
(i)	In July 2006, we issued:
(i) an aggregate of $5,000,000 in 10% secured convertible notes and warrants exercisable to 400,000 of our shares. The securities were sold to 4 investors each of which represented that the qualified as an “accredited investor,” within the meaning of Rule 501 (A) of Regulation D.
(j)	In September 2006, we issued:
(i) an aggregate of 117,648 units, each unit consisting of one share and one warrant exercisable at $7.50 per share, being 150% of our IPO unit price. The securities were sold to one investor which represented that he/it qualified as an “accredited investor,” within the meaning of Rule 501 (A) of Regulation D.
(ii) an aggregate of 421,490 units, each unit consisting of one share and one warrant exercisable at $7.50 per share, being 150% of our IPO unit price. The securities were sold to 37 investors which represented that they qualified as an “accredited investor,” within the meaning of Rule 501 (A) of Regulation D.
(iii) We issued 888,134 shares and 60,000 warrants to 32 of our debt holders who elected to convert $2,202,000 of notes into equity. The warrants are exercisable at $7.50, being 150% of our IPO unit price.
(i) Use of the Proceeds of our Initial Public Offering
Our initial public offering of 2,760,000 units (including an option granted to the underwriters in the IPO to purchase an additional 360,000 units to cover over-allotments), each unit consisting of one share of our common stock and one five-year warrant entitling the holder to purchase one share of our common stock, was effected through a Registration Statement on Form SB-2 (SEC File No. 333-137931) that was declared effective by the Securities and Exchange Commission on December 6, 2006. On December 7, 2006, we filed another Registration Statement on Form SB-2 pursuant to the SEC Rule 462(b) (SEC File No. 333-139153 to register the increase in the size of the offering to 3,312,000 units (including 432,000 units to cover over-allotments). Our public offering commenced on December 6, 2006 and terminated on December 7, 2006 after the sale of all securities registered. The underwriters’ over-allotment option was exercised in full. Newbridge Securities Corporation, I-Bankers Securities, Inc., Neidiger, Tucker, Bruner, Inc. and Bathgate Capital Partners, LLC acted as managing underwriters in this offering. All 3,312,000 units were sold at a price of $5.00 per unit, which resulted in an aggregate offering amount of $16,560,000. In connection with the IPO, we paid an aggregate of $1,798,800 in underwriting discounts and commissions to the underwriters. Net proceeds of the IPO following the expenses of the offering were approximately $14,257,685.
As of the date of this filing Smart Move, Inc. does not anticipate any significant variance in the use of proceeds as disclosed in the prospectus dated December 7, 2006. To date the Company has expended approximately $1,325,000 on purchase of property and equipment, $220,000 for interest expense, of which the majority was for interest on the January 2006, notes, and approximately $100,000 for marketing.
The proceeds are invested in insured, interest-bearing accounts or short term investment-grade securities. We did not pay any of the net proceeds of the IPO directly or indirectly to any director, officer, or persons owning 10 percent or more of our stock or affiliate of Smart Move, Inc.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes that appear elsewhere in this filing. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this filing.
Our Business
A Smart Move, L.L.C. was formed as a Colorado limited liability company (the “LLC”) on August 11, 2004. On December 6, 2006, A Smart Move LLC merged into Smart Move, Inc., a Delaware corporation and wholly owned subsidiary of the LLC. Smart Move was formed to provide an alternative method of moving household goods through the use of our proprietary SmartVaultstm shipping containers. In June 2005, we began providing services to our customers. We provide intrastate and interstate moving services from 61 of the largest U.S. metropolitan centers from the terminals of our primary transportation provider UPS Freight. We have begun providing service to national van lines that include the use of SmartVaulttm containers to fill orders for small customers whose shipments require an expedited or time guaranteed service. In addition there is an increased demand from corporate clients who need specialized transportation services for high value products that require specialized handling and tracking capabilities. We utilize UPS Freight for outsourcing our transportation in order to obtain market penetration faster with less infrastructure costs than traditional movers.
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
Summary of Financial Results
We are an early stage company and reported our first revenues in June 2005. We believe that growth of our property and equipment and increase in sales are key measurements of Smart Move’s financial results as we build out our national growth plans. For the year ended December 31, 2006, sales were $4,184,554, compared to $1,238,218 in the same period last year or an increase of 238% as a result of our national expansion. The net loss for the year ended December 31, 2006 was $9,869,676 compared to a net loss of $3,454,096 for the year ended 2005. The change in the loss is primarily due to a stock grant to certain officers and options grants to employee for total noncash compensation of $2,690,836, write-off deferred offering costs of $602,262, an increase in interest expense of $1,061,891, increase in depreciation expense of $736,685 and an increase in operation cost in the expansion to a national company of $1,609,436; net basic loss per share for year ended 2006 was $1.77, compared to $1.05 reported in the same period last year.
Our property and equipment, increased for the year ended December 31, 2006 by over $5.9 million to $11,333,532 (before accumulated depreciation). We will continue to invest in SmartVaultstm to meet business demands.
Cash flows used by operations for the year ended December 31, 2006 was $4.8 million compared to $1.9 million for the year ended in 2005. The use of cash was primarily due to the period operating loss offset by non-cash items of compensation of $2,690,836; depreciation expense of $1,203,985, and write-off of deferred offering costs of $602,262, amortization of debt discounts of $351,754.

The following summarizes sales by quarter, quarterly gross loss (exclusive of depreciation) as a percentage of sales and quarterly additions to property and equipment for the following periods.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
Sales:
2006	$741,855	$994,614	$1,490,934	$957,151	$4,184,554
2005			655,120	583,098	1,238,218
Percentage change from 2005 to 2006	100%	100%	128%	64%	238%
Quarterly gross loss as a percentage (exclusive of depreciation and amortization) of 2006 sales	(16)%	(33)%	(9)%	(7)%	(15)%
Quarterly gross loss as a percentage (exclusive of depreciation and amortization) of 2005 sales			(10)%	(44)%	(26)%
Additions to property and equipment in 2006	$52,698	$3,718,870	$756,439	$1,454,004	$5,982,011
Additions to property and equipment in 2005	$1,158,571	$2,478,774	$943,443	$719,354	$5,300,142
The presentation above reflects that the Company has reduced its gross loss as a percentage of sales (exclusive of depreciation amortization). This statistical information demonstrates an overall improvement in the cost effectiveness of the Company’s sales efforts in our current expansion to 61 centers in our national rollout. Smart Move has increased total sales and enhanced logistics efficiencies of the Company’s operations, while at the same time mitigating costly inefficiencies in the supply chain and reducing the proportion of sales-related expenses associated with brand development and improved customer service. During 2006 we continued to experience increased repositioning costs and additional labor cost due to an insufficient inventory of available containers to meet our demands. The planned expansion of our container fleet and increased utilization of assets comprising the fleet will help reduce operating expenses associated with repositioning of containers. We also anticipate that our existing level of fixed operating costs will support a proportionately higher level of sales revenues attributable to growth within existing markets, resulting in higher operating margins.
Principal Costs and Expenses:
Our principal costs and expenses consist of:
•	Cost of Revenues: Cost of moving and storage represents the cost we incur to our transportation partner and to outside warehouse agents. These costs include fixed and variable costs which in the early stages of our operations burdened a relatively small amount of revenue. Such charges included depreciation, charges for storage and other related charges. We consider the amount of the fuel surcharges in effect at the time that we provide a bid for services to a potential customer. However, after a customer contracts with us we are subject to the risk that the fuel surcharge applicable to a move may increase. In times of fuel price instability, increases in fuel surcharges imposed on us after our commitment to a move and prior to delivery are borne by us and are not passed on to the customer, resulting in reductions in gross margins.

•	Depreciation and Amortization: Depreciation and amortization represent the costs attributable to our containers, forklifts, flatbed trailers and GPS units.

•	Selling, General and Administrative Expenses: Our selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, insurance expense, professional fees, property and other taxes, licenses, administrative overhead, and depreciation associated with office property and equipment.

•	Interest Expense: Interest expense represents the interest on our outstanding debt instruments and includes amortization of our debt issuance costs and debt discounts.

Diversification of Revenues
The majority of our sales in 2006 were to the general public. As of December 31, 2006 we had over 200 moves in progress which, when completed, will represent revenue of approximately $790,000. These moves are in various stages of completion, and a portion (not all of the costs) are included in deferred costs.
Future Revenues and Operating Expenses
We have had a short operating history and are continuing to expand in our market place. Although our expectations may not be realized, we anticipate that our operating expenses will increase substantially for the following reasons:
Revenues
•	We are working on a number of additional revenue opportunities, such as expansion of our affiliation with national moving companies, affiliation with local moving companies, and the use of the container in other vertical markets, and the use of our technology within other asset tracking environments.
Expenses
•	Accounting and Reporting: We expect to expand our accounting staff and to invest in accounting system software infrastructure to assist us in complying with our obligations as a public company.

•	Public Company: Our general and administrative expenses will increase due to being a public company, including the cost of periodic public reporting, investor relations, fees to independent directors, insurance, and legal and accounting fees.

•	Expenses: We expect that our expenses will decrease as a percentage of sales if we are successful in expanding our business.
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
Revenue and Cost Recognition
We recognize service revenue and expenses at completion of the contract for service. This involves deferring direct and incremental moving expenses, including freight and handling costs and the related revenue until completion of the service contract. We recognize advance billings and the related deferred revenue for contacts in process on a net basis. We had advanced billings and the related deferred revenue of approximately $251,000, which have not been recognized on our balance sheet, at December 31, 2006. As of December 31, 2006, we deferred expenses of $367,888 on contracts in process and deferred revenue of $113,464 of cash payments received on contracts in process. We incur costs as the move is completed and generally receive payment for the full move upon delivery, and as a consequence our deferred expenses exceed our advance payments for contracts for services that span the end of a given month and the beginning of the following month. The deferral of these costs is necessary to properly match revenue with direct and incremental moving expenses. If we were to recognize these costs as period costs then our rapid growth in services would result in increased gross loss. For the period ending December 31, 2006, if the deferred costs were expensed, gross loss would be increased by $367,888.
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

Credit Risk, Service Provider and Supplier Risk
Customers are generally required to pay for their move upon delivery. We mitigate credit risk with respect to trade accounts receivable by extending credit terms only to a limited number of our customers that we deem creditworthy. At December 31, 2006 we had an allowance of $40,274 for estimated credit losses from moves for periods prior to a change in our credit and billing procedures. We continually review the adequacy of the allowance for doubtful accounts and believe we will not incur significant credit losses in the future.
We purchase the majority of our transportation shipping services from UPS Freight with whom we have a distribution agreement. The terms of the distribution agreement include storage and local pickup and delivery of the SmartVaultstm. We believe that, while there are alternative sources for the transportation services we purchase, termination of the agreement could have a material adverse effect on our business, financial condition or results of operation if we are unable to obtain an adequate or timely replacement for the services rendered by this transportation provider.
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
Impairment of Long-Lived Assets
The financial statements adhere to the provision of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” which requires that long-lived assets, including identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our long-lived assets based on estimated undiscounted future cash flows and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset is written down to its estimated fair value.
Stock Based Compensation
Through December 31, 2005, we accounted for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under this method, compensation expense was recorded on the date of grant only if the estimated fair value of the underlying stock exceeded the exercise price. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock based compensation is recognized on a straight-line basis over the requisite service period. The amount of compensation expense recognized for options with a graded vesting schedule equals no less than the portion of the award that is vested. SFAS 123R supersedes our previous accounting under APB 25 for periods beginning on or after January 1, 2006.
In accordance with the modified prospective transition method, the Company’s financial statements for 2005 have not been restated to reflect, and do not include, the impact of SFAS 123R. As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Smart Move elected in prior periods to apply the intrinsic-value, based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”). Accordingly, through December 31, 2005, no compensation cost has been recognized for our stock options granted at or above the estimated fair value. For the year ended December 31, 2006 stock compensation totaling $190,836 was recognized in the statement of operations in accordance with SFAS 123R.
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
The use of the Black-Scholes model requires that we estimate the fair value of the underlying equity instruments issuable upon the exercise of options and warrants and the conversion of convertible debt into equity. In determining the fair value of our options, warrants and convertible debentures we utilize recent sales of our shares and valuations prepared by valuation consultants.
In accordance with EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” options, warrants and convertible debentures with registration rights deemed outside of our control are reflected as liabilities and marked to estimated fair value in our financial statements.
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of December 31, 2006.

	Payment Due by Period
		Less than			Over 6
	Total	1 Year	2-4 Years	5-6 Years	Years
Long-term debt obligations:(1)
Principal	$10,996,209	$816,238	$3,921,581	$6,258,390	$—
Interest	4,412,322	1,113,632	2,864,013	434,677	—
Capital leases	382,500	115,200	267,300	—	—
Operating leases	492,582	102,502	349,800	40,280	—

	$16,283,613	$2,147,572	$7,402,694	$6,733,347	$—

(1)	Long-term debt obligations reflect payments for the principal and interest that is based on rates that range from 8.23% to 12.00%

(2)	Does not include a 29 month lease, entered into in February 2007, for warehouse space requiring monthly payments of $13,359 through June 2009.
Smart Move, Inc. entered into employment agreements with the CEO and CFO in 2006. The agreements provide for base salaries of $188,000 and $175,000, respectively. The officers are eligible for bonuses up to 50% of base salaries. In addition, they were granted 342,000 options that vest based upon moves being booked for the 12 month periods ending September 30, 2007, 2008 and 2009. One third of the options are exercisable at $5.00, one third at $6.00 and the balance at $7.00.
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
The fair value of our cash and short-term investment portfolio at December 31, 2006, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.

The face value of our long-term debt at December 31, 2006, including current maturities, was approximately $11 million compared to a carrying value of $4.8 million reflecting discounts of approximately $6.2 million. Our long-term debt is at fixed interest rates ranging from 8.23% to 12.00%. The potential increase in interest expense resulting from a hypothetical 10% increase in the average interest rates applicable to our long-term debt at December 31, 2006 would be approximately $135,000.
Results of Operations
Year ended December 31, 2006 compared to 2005
Sales

	For the Year
	December 31,
	2006	2005	% Change
	(In thousands,
	except percentages)
Sales	$4,185	$1,238	238%
For the year ended December 31, 2006 we recorded $4,184,554 of revenue, compared to $1,238,218 for the year ended December 31, 2005 or an increase of $2,946,336. The increase in revenues can be attributed to a full twelve months of sales operations in 2006 compared to 2005 when sales revenues began in June of 2005. In addition, for the first nine months of 2006 we were operating in a larger market of 40 Metropolitan Service Areas (MSAs) compared to 30 MSAs in 2005, and in September 30, 2006 we completed expansion to an additional 21 MSAs, bringing the total to 61 MSAs as of the year ended December 31, 2006.
Total cost of moving and storage

	For the Year
	December 31,
	2006	2005	% Change
	(In thousands,
	except percentages)
Total cost moving and storage	$5,932	$1,968	201%
Gross loss as a percent of sales	(42)%	(59)%
Cost of moving and storage (exclusive of depreciation and amortization)

	For the Year
	December 31,
	2006	2005	% Change
	(In thousands,
	except percentages)
Cost moving and storage (exclusive of depreciation and amortization)	$4,827	$1,558	210%
Gross loss as a percent (exclusive of depreciation and amortization) of sales	(15)%	(26)%
Cost of moving and storage consists primarily of the cost of transportation (freight) to transport the containers for moves and repositioning. Our cost of moving and storage for the year ended December 31, 2006 was $5,931,863, resulting in a gross loss of $1,747,309, compared to the year ended December 31, 2005 of cost of moving storage of $1,967,779 and a gross loss of $729,561. Our gross loss increased $1,017,748. A portion of the increase in the gross loss is attributable to additional costs we incurred for repositioning costs and additional labor cost due to an insufficient amount of available containers based upon the demand for business during the year ended December 31, 2006. Also included in cost of moving and storage for the year ended December 31, 2006 was $1,104,590 of depreciation on our SmartVaultstm, forklifts, GPS units and flat bed trailers compared to depreciation of $410,246 for the year ended December 31, 2005. This is an increase of $694,344. The increase is due to the opening of additional MSAs during the year ended December 31, 2006 which increased our depreciable assets by over $5.9 million. Our gross profit percentage has been negatively impacted by both our high depreciation costs associated with the operational fixed assets necessary to establish the national expansion of the business and the additional shipping costs incurred to cover shortages in fleet inventory to fulfill sales demands.

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
Total selling, general and administrative expenses

	For the Year
	December 31,
	2006	2005	% Change
	(In thousands, except
	percentages)
Total selling, general and administrative expenses	$6,848	$2,008	241%
As a percentage of sales	164%	162%
Selling, general and administrative expenses (excluding deprecation and amortization of $99,395, write-off of deferred offering costs of $602,262, impairment of note receivable of $47,000 and non-cash compensation of $2,690,836)

	For the Year
	December 31,
	2006	2005	% Change
	(In thousands,
	except percentages)
Selling, general and administrative expenses	$3,408	$1,799	89%
As a percentage of sales	81%	145%
Total selling general and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Total selling, general and administrative expenses were $6,848,079 for the year ended December 31, 2006 compared to $2,008,134 for the year ended December 31, 2005, or an increase of $4,839,945. The majority of the increase from 2005 to 2006 is an increase in salaries and wages (of which $2,690,836 is non cash compensation from the granting of shares and options in 2006), the write-off of $602,262 of deferred offering costs when we withdrew our prior registration statement with the SEC in July of 2006, $303,953 increase in marketing leads and approximately $180,000 increase in insurance costs. Also included in total selling, general and administrative expenses was depreciation expense of $99,395 for the year ended December 31, 2006 compared to $57,054 for the year ended December 31, 2005, or an increase of $42,341. The majority of the increase in depreciation is associated with an increase in office equipment for new employees. We expect selling, general and administrative expenses to increase as we grow our business. We expect that these expenses will decrease as a percentage of revenue, if we are successful in expanding our business.
During the period October 1, 2005 to December 31, 2005 we invested $151,930 in convertible notes of a service company, which provided us moving and handling services. We intended to supplement our moving services with those loading and unloading services provided by the Company to address the needs of our customers who seek full service moves. We originally intended to provide this entity with working capital loans up to $210,000 to maintain the service company’s operations until March 2006. However, the service company was not able to maintain budgeting necessary to reach a breakeven position and we discontinued the funding after providing an additional $47,000 in January 2006, which is shown as note impairment of note receivable of $47,000 for the year ended December 31, 2006. During the first quarter we determined that the convertible note value had been impaired as the service company was not able to execute its business plan and the future collection of the notes receivable is doubtful. Accordingly we recorded an impairment for 100% of the notes receivable balance and we are not recognizing any interest income due under the terms of the notes receivable.

Total other expense

	For the Year
	December 31,
	2006	2005	% Change
	(In thousands,
	except percentages)
Total other expense	$1,507	$716	110%
As a percentage of sales	36%	58%
Total other expense consists primarily of interest expense for the year ended December 31, 2006. Interest expense for the year ended December 31, 2006 was $1,614,331 (including $351,754 of non-cash amortization of debt discount costs and $161,140 of non cash costs given as additional consideration granted upon conversion of debt to equity), compared to $552,440 (including $97,035 of non-cash amortization of debt discount costs) interest expense for the year ended December 31, 2005. The increase is directly attributable to higher debt levels to fund our equipment purchases and operating loss.
Other expense of $204,000 for the year ended December 31, 2005 represents the increase in value of the warrant liability for warrants subject to demand registration rights and accounted for as a liability. The total estimated fair value of the warrant was $241,800 on November 22, 2005, the date the warrant holders waived the demand registration rights and the warrant liability was reclassified to equity.
As a result of the Merger of A Smart Move, L.L.C. into Smart Move, Inc. on December 6, 2006, we recorded an income tax benefit of $233,000 for the period from December 6, 2006 to December 31, 2006, compared to none in the prior year as A Smart Move, L.L.C. was treated as a partnership for income tax purposes.
As a result the Company reported a net loss of $9,869,676 for the year ended December 31, 2006 compared to a net loss of $3,454,096 for the year ended December 31, 2005. Net loss per basic and diluted shares was $1.77 for the year ended December 31, 2006 compared to $1.05 for the year ended December 31, 2005. Net loss per share is based upon weighted average shares outstanding of 5,584,420 for the year ended December 31, 2006 compared to 3,283,184 at December 31, 2005. The increase in weighted average shares is due to additional issuance of shares.
Issuance of Stock Options
We have adopted our 2006 Equity Incentive Plan (“Plan”). We are authorized to issue up to 1,400,000 shares of common stock shares under the Plan pursuant to options, rights and stock awards. The Plan is administered by the Board of Directors. The exercise price of options granted under the Plan is determined by the Board of Directors at an amount no less than the estimated fair value of our common stock at the date of grant. The exercise prices of our options granted prior to our IPO were set by the Board of Directors based upon contemporaneous equity transactions at or near the time options were granted. Our Board of Directors determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. Options are granted with terms not to exceed ten years. On December 29, 2006, we granted 432,000 stock options to our employees at an exercise price of $4.73, the closing price of our common stock on December 29, 2006. Smart Move, Inc. recognized compensation expense in the fourth quarter estimated using the Black-Scholes option pricing model of approximately $190,836 assuming a six year expected life, 33% volatility and no forfeitures. In addition we issued 342,000 options to our CEO and CFO in connections with their employment agreements prior to the effectiveness of our 2006 Plan. These options vest subject to performance conditions based upon moves booked for the 12 month periods ending September 30, 2007, 2008 and 2009. One third of the options are exercisable at $5.00, one third at $6.00 and the balance at $7.00. On January 3, 2007, we granted 8,676 shares of restricted stock to our outside directors in accordance with the terms of Smart Move, Inc.’s compensation plan for non-employee directors.
Liquidity and Capital Resources
As a new public company, we will incur legal, accounting and other expenses that we did not incur as a private company related to the SEC’s reporting requirements under the Securities Exchange Act of 1934, as amended, and compliance with the various provisions of the Sarbanes-Oxley Act of 2002.

We obtained directors and officer’s liability insurance on December 4, 2006 and we plan to we obtain key man life insurance on our CEO which we did not have in the past and as a result we will incur additional costs. We also expect the legal, accounting and other expenses that we incur as a public company on an annual basis to be at least $500,000.
Through December 31, 2006, we have financed our operations through the sale of our shares for gross proceeds of approximately $7 million, the issuance of convertible debentures for gross proceeds of $10 million and bank and capital lease financing on equipment purchases totaling $2.7 million and the completion of our IPO for net proceeds of approximately $14.3 million. At December 31, 2006 we had working capital of $13 million.
With the completion of our initial public offering we believe, we have the capital necessary to implement our expansion plan and continue our operations for a minimum of 13 months. Depending upon sales volume, including the success of new sales and marketing channels and the volume from national van lines, we may need to acquire more SmartVaulttm containers than originally planned. If these new sales and marketing initiatives produce the anticipated results, we will need to raise additional capital to meet container needs. We are exploring options to raise additional capital to meet these requirements.
Cash Flows
Smart Move’s largest source of cash flow is cash collections from customers. Smart Move’s standard payment term is the entire balance is due when the containers are delivered to the customer’s destination point. Net cash used in operations was $4,780,878 for the year ended December 31, 2006. Cash was consumed by the net loss of $9,869,676, less non-cash expenses of $1,203,985 for depreciation, $351,754 of amortization of debt discounts, $2,690,836 in noncash compensation costs, impairment of notes receivable of $47,000, write-off of deferred offering costs of $602,262, amortization of warrants for services of $11,786 , $161,140 of noncash interest in connection with conversion of debt to equity, $31,858 of bad debt expense and a loss on asset disposal of $7,446, noncash charges were offset by deferred income tax benefit of $233,000. Cash was also consumed by increases in accounts receivable of $114,720, prepaid expense of $102,083 and contracts in process of $149,168 during the period. An increase in accounts payable of $121,996, an increase in accrued interest of $442,433 and an increase in deferred revenue of $15,273 provided cash.
Net cash used in operations was $1,877,175 for the year ended December 31, 2005. Cash was consumed by the net loss of $3,454,096, less non-cash expenses of $467,300 for depreciation, $97,035 of amortization of debt discounts, $11,786 of amortization of warrants for services, impairment of notes receivable of $151,930 and $204,000 for the increase in the estimated fair value of the warrant liability. Cash was also consumed by increases in accounts receivable of $46,834 and contracts in process of $218,720 during the period. A decrease in prepaid expense of $21,786 and increases in accounts payable of $477,773, deferred revenue of $98,191 and accrued interest of $304,258 provided cash.
Investing Activities
For the year ended December 31, 2006 net cash used in investing activities of $5,880,427 was attributable to purchases of property equipment totaling $5,789,427, and advancing $47,000 under a note receivable and a deposit on office lease of $44,000.
For the year ended December 31, 2005 net cash used in investing activities of $4,454,604 was attributable to purchases of equipment consisting of 1,200 SmartVaultstm, 40 forklifts, 10 trailers, GPS units, our office equipment and technology, for $4,587,674, advancing $151,930 under a note receivable and restricted cash of $15,000. This was partially offset by the refund of a deposit on equipment of $300,000.
Financing Activities
We have been expanding at a rate necessary to compete on a national level and have had several financing activities for the year ended December 31, 2006 which consisted primarily of $18,660,018 of proceeds from sale of shares of common stock and member shares and $6,832,500 from proceeds of notes payable, and $500,000 from proceeds of bank debt offset by offering and issuance costs of approximately $3.4 million.
Net cash inflows from financing activities for the year ended December 31, 2005, were $6,891,459. This was comprised primarily of proceeds of $3,265,350 from the sale of equity units; proceeds from $3,000,000 of secured convertible notes; $1,490,578 from long term debt; offset by principal payments on capital leases and long-term debt of $575,765 and offering costs of equity and debt of $610,338.

Convertible Promissory Notes
At December 31, 2006, we had outstanding $8,000,000 in principal amount of secured convertible promissory notes and $1,932,500 in unsecured promissory notes. The secured promissory notes bear interest at 10% to 12% per annum. The 2005 notes in the aggregate amount of $3,000,000 bear interest only for the first two years after they were issued in October 2005. On the third anniversary of their issuance, we will begin amortizing the notes over a five-year period, paid monthly. The July 2006 note in the amount of $5,000,000 bears interest only for 5 years and the principal is due at maturity. Secured promissory notes aggregating $3,000,000 may be prepaid in whole or part without any prepayment penalty. The remaining $5,000,000 of secured notes are subject to a 2% pre-payment penalty for the first two years, unless the stock trades at a 25% premium to the initial public offering price of our stock price. The secured promissory notes are secured by a first lien on all our container assets and our tool mold. The principal amount of these promissory notes may be converted into shares of our common stock at the option of the holders. Notes in the aggregate amount of $3.0 million may be converted at a price of $5.00 per share and $5.0 million may be converted at a price of $3.75. The unsecured promissory notes bear interest at 10% per annum. The unsecured promissory notes bear interest only for the first five years after they were issued in January 2006. The balance is due in December 2010. The promissory notes may be prepaid in whole or part without any prepayment penalty. The principal amount of these promissory notes may be converted into shares of our common stock at the option of the holders. The notes may be converted at a price $3.75.
The 2006 promissory notes will have substantial financial impact on our future financial statements in accordance with proper accounting procedures of EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF No. 00-19 “Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” We have allocated $5.5 million of the $6.9 million total debt to the detachable warrants and beneficial conversion feature. Our future financial statement will reflect interest expense calculated at an effective interest rate of 62% on the detachable warrants and beneficial conversion feature.
Off-Balance Sheet Arrangements
As of December 31, 2006 and 2005, we had no off-balance sheet arrangements or obligations.

ITEM 7.	FINANCIAL STATEMENTS
The financial statements required by this report are located beginning on page F 1 of this report and incorporated by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 8A.	CONTROLS AND PROCEDURES
As of September 30, 2006 and again at December 31, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

The Certifying Officers, with the Company’s other management representatives, have evaluated and are modifying the Company’s systems and financial functions as deemed appropriate in an attempt to ensure the internal controls and disclosure controls and procedures are effective in the future and as such controls change in relation to the changes of the Company’s business and as the Company’s financial reporting needs mature. Such evaluations also include any corrective actions with regard to significant deficiencies and material weaknesses. Specifically, in order to address the disclosure controls and procedures deficiencies as well as the control environment, our management designed the following steps to be implemented:
•	introduction of additional procedures to ensure a more thorough review of financial data in the financial reporting and close process;

•	requirement that all complex non-routine transactions during any period be researched and detailed in written memoranda with potential related disclosure requirements and reviewed by senior management;

•	implementation of enhanced preparation and review procedures of our disclosure controls and procedures by hiring of additional outside accounting and SEC reporting consultants;

•	implementation of a program of continuing education for our accounting personnel to enhance their training in the public company accounting and reporting matters; and

•	continued review of our disclosure controls and procedures by our outside auditors.
Our management recognizes that time will be required not only for implementation of these measures, but also for testing their effectiveness, and intends to continue implementation and testing with a view to completing these processes by June 30, 2007. We believe that the completion of these steps will enable us to conclude that our disclosure controls and procedures following our IPO are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. In addition to implementing and testing the measures listed above, we will continue to evaluate our disclosure controls and procedures, and to seek to implement, on a timely basis, changes to our disclosure controls and procedures that may be necessary to keep them effective in light of our Company maturing as a public company, any changes in the nature of our business and any rapidly changing environment, and improve them.
During the fiscal quarter ended December 31, 2006, there were no changes in an internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION
None
PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE;COMPLIANCE WITH SECTIONS 16(a) OF THE EXCHANGE ACT
Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2006.
Information regarding the Company’s Code of Ethics are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2006. Any amendments to, or waivers from, a provision of our codes of ethics that apply to our principal executive officer, principal financial officer, or persons performing similar functions and that relate to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.gosmartmove.com.

ITEM 10	EXECUTIVE COMPENSATION
Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2006.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2006.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2006.

ITEM 13	EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:
Exhibit Index

Exhibit No.	Description
†2.1	Agreement and Plan of Merger
*2.2	Certificate of Merger
†3.1(i)	Certificate of Incorporation, as amended and restated
†3.1(ii)	Bylaws
†4.1	Specimen Common Stock Certificate
†4.2	Specimen Unit Certificate
†4.3	Specimen Warrant Certificate
†10.1	Form of Secured Promissory Note dated October 6, 2004
†10.2	Security Agreement October 2004 debt financing
†10.3	Form of Warrant dated October 6, 2004 debt financing
†10.4	Form of Warrant dated September 30, 2005 equity financing
†10.5	Form of Secured Promissory Note dated September 26, 2005 debt financing
†10.6	Security Agreement September 2005 debt financing
†10.7	Form of Warrant dated September 26, 2005 debt financing
†10.8	Form of Unsecured Note dated January 2006
†10.9	Form of Warrant dated January 2006 debt financing
†10.10	Form of Secured Note dated July 2006
†10.11	Security Agreement dated July, 2006 debt financing
†10.12	Form of Warrant dated July, 2006 debt financing
†10.13	Loan and Security Agreement between A Smart Move, L.L.C. and Silicon Valley Bank dated April 26, 2005
†10.14	Loan Modification Agreement between A Smart Move, L.L.C. and Silicon Valley Bank dated June 21, 2005
†10.15	Second Amendment to the Loan and Security Agreement between A Smart Move, L.L.C. and Silicon Valley Bank dated August 29, 2005
†10.16	Third Amendment and Waiver to the Loan and Security Agreement between A Smart Move, L.L.C. and Silicon Valley Bank dated December 30, 2005
†10.17	Warrant to Purchase Common Stock dated April 15, 2005 in favor of Silicon Valley Bank
†10.18	Warrant to Purchase Common Stock dated December 21, 2005 in favor of Silicon Valley Bank
†10.19	Bailee Waiver to the Loan and Security Agreement between A Smart Move, L.L.C. and Silicon Valley Bank dated August 29, 2005
†10.20	A Smart Move, L.L.C. Amended and Restated Operating Agreement dated November 30, 2005
†10.21	A Smart Move, L.L.C. Service Agreement between A Smart Move, L.L.C. and Overnite Transportation Company dated May 9, 2005
†10.22	Master Purchase Agreement dated August 24, 2005
†10.23	Leasing Agreements between Park Western Leasing Inc. and A Smart Move, L.L.C. dated April 5, 2005

Exhibit No.	Description
†10.24	Office Building Lease between BRCP Greenwood Corporate Plaza, L.L.C. and A Smart Move, L.L.C. dated May 3, 2006
†10.25	Employment Agreement with Chris Sapyta dated January 15, 2006
†10.26	Employment Agreement with Edward Johnson dated January 15, 2006
†10.27	Promissory Note between A Smart Move, L.L.C. and Chris Sapyta, dated June 15, 2005
†10.28	2006 Equity Incentive Plan
*10.28	Form of Option Grant Agreement
†10.29	First Amendment to the Employment Agreement for Chris Sapyta dated September 15, 2006
†10.30	First Amendment to the Employment Agreement for Edward Johnson dated September 15, 2006
†10.31	Default Waiver and Fifth Amendment to Loan and Security Agreement
†10.32	Form of Underwriter’s Warrant
†10.33	Form of Warrant Agreement
*10.34	Warehouse Sublease Agreement between ACC Acquisition, LLC and Smart Move, Inc, dated January 29, 2007
†14.0	Code of Ethics
*21.1	Subsidiaries of Smart Move, Inc.
*24.1	Power of Attorney (included on signature pages hereto).
*31.1	Certification of Chief Executive Officer of Smart Move, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer of Smart Move, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer of Smart Move, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Previously filed with Smart Move’s Registration Statement of Form SB-2 (SEC File No. 333-137931) and incorporated by reference herein.

*	Filed herewith.

ITEM 14	PRINCIPAL ACCOUNTANTS FEES AND SERVICES
Incorporated by reference from the definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART MOVE, INC.
By:	/s/ Edward Johnson
	Name:	Edward Johnson
	Title:	Chief Financial Officer

Date: April 2, 2007
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chris Sapyta and Edward Johnson and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Chris Sapyta Chris Sapyta	April 2, 2007	Chief Executive Officer (principal executive officer)
/s/ Edward Johnson Edward Johnson	April 2, 2007	Chief Financial Officer
/s/ DOUG KELSALL Doug Kelsall	April 2, 2007	Director
/s/ Jack Burkholder Jack Burkholder	April 2, 2007	Director
/s/ JOHN JENKINS John Jenkins	April 2, 2007	Director
/s/ Kent Lund Kent Lund	April 2, 2007	Director

Report of Independent Registered Public Accounting Firm
Board of Directors
Smart Move, Inc.
Denver, Colorado
We have audited the accompanying balance sheet of Smart Move, Inc. as of December 31, 2006 and the related statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Move, Inc. at December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the financial statements, in 2006, Smart Move, Inc. changed its method of accounting for stock-based compensation in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/S/ Anton Collins Mitchell LLP
Denver, Colorado
March 29, 2007

F 1

Smart Move, Inc.
Balance Sheet

December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,235,823
Account receivable trade, net of allowance of $40,274	121,280
Contracts in process	367,888
Prepaid and other	114,825

Total current assets	14,839,816

Property and equipment, net	9,662,213
Other assets	89,006

9,751,219

Total assets	$24,591,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$797,508
Accrued interest	315,191
Deferred revenue	113,464
Deferred income tax	122,000
Current portion of long-term debt and notes payable, (face amount of $816,238) net of discounts of $522,599	293,639
Current portion of obligations under capital leases	84,130

Total current liabilities	1,725,932

Long-term liabilities:
Long-term debt and notes payable, less current portion,(face amount of $10,996,209) net of discounts of $5,695,423	4,484,548
Obligations under capital leases, less current portion	250,666
Deferred income tax	2,165,000

Total long-term liabilities	6,900,214

Total liabilities	8,626,146

Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued	—
Common stock, $0.0001 par value, 100,000,000 shares authorized 10,171,092 issued and outstanding	1,017
Additional paid-in-capital	17,064,807
Accumulated deficit	(1,100,935)

Total shareholders’ equity	15,964,889

Total liabilities and shareholders’ equity	$24,591,035

The accompanying notes are an integral part of these financial statements.

F 2

Smart Move, Inc.
Statements of Operations

	Year ended	Year ended
	December 31,	December 31,
	2006	2005
Sales	$4,184,554	$1,238,218
Cost of moving and storage (exclusive of depreciation and amortization shown separately below)	4,827,273	1,557,533
Depreciation and amortization	1,104,590	410,246

Total cost of moving and storage	5,931,863	1,967,779

Gross loss	(1,747,309)	(729,561)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below and including noncash compensation of $2,690,836 for the year ended December 31, 2006)	6,099,422	1,799,150
Depreciation and amortization	99,395	57,054
Impairment of note receivable	47,000	151,930
Write off of deferred offering costs	602,262	—

Total selling, general and administrative expenses	6,848,079	2,008,134

Operating loss	(8,595,388)	(2,737,695)

Other income (expense):
Interest income	107,043	40,039
Interest expense	(1,614,331)	(552,440)
Other expense	—	(204,000)

Total other expense	(1,507,288)	(716,401)

Loss before income tax benefit	(10,102,676)	(3,454,096)
Income tax (benefit)	(233,000)	—

Net loss	$(9,869,676)	$(3,454,096)

Net loss per share:
Basic and diluted	$(1.77)	$(1.05)

Shares used to compute net loss per share:
Basic and diluted	5,584,420	3,283,184

The accompanying notes are an integral part of these financial statements.

F 3

Smart Move, Inc.
Statement of Changes in Shareholders’ Equity

					Additional		Total	Total
	Members Equity		Common Stock		Paid-in	Accumulated	Shareholders’	Members’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Equity
Members’ Equity January 1, 2005	2,835,000	$1,791,536	—	$—	$—	$(634,103)	$—	$1,157,433
Conversion of accrued interest to member shares, net of offering costs of $5,000	161,700	201,700	—	—	—	—	—	201,700
Issuance of member shares in connection with private placement, net of offering costs of $338,423	1,346,140	3,026,927	—	—	—	—	—	3,026,927
Proceeds allocated to warrants issued in debt offerings	—	605,453	—	—	—	—	—	605,453
Warrants issued to placement agent in debt offerings	—	205,500	—	—	—	—	—	205,500
Termination of warranty liability	—	241,800	—	—	—	—	—	241,800
Net loss	—	—	—	—	—	(3,454,096)	—	(3,454,096)

Members’ Equity December 31, 2005	4,342,840	6,072,916	—	—	—	(4,088,199)	—	1,984,717
Issuance of member shares to officers for services rendered	500,000	2,500,000	—	—	—	—	—	2,500,000
Exercise of options for cash	40,000	25,000	—	—	—	—	—	25,000
Cashless exercise of options	537,780	—	—	—	—	—	—
Conversion of 2004 Notes to member shares, net of discounts of $199,931 and fees of $33,030	880,800	1,969,039	—	—	—	—	—	1,969,039
Issuance of shares and warrants in connection with conversion of 2004 debt at a premium	7,334	161,140	—	—	—	—	—	161,140
Issuance of member shares in connection with private placement, net of offering costs of $120,000	473,204	1,980,008	—	—	—	—	—	1,980,008
Conversion of accrued interest to member shares, net of fees $23,736	65,934	272,964	—	—	—	—	—	272,964
Proceeds allocated to warrants and beneficial conversion features	—	5,278,436	—	—	—	—	—	5,278,436
Value of placement agent warrants repurchased for cash	—	(293,360)	—	—	—	—	—	(293,360)
Net loss for the period January 1, 2006 through December 6, 2006	—	—	—	—	—	(8,768,741)	—	(8,768,741)
Effect of the merger of A Smart Move L.L.C. into Smart Move, Inc.	(6,847,892)	(17,966,143)	6,847,892	685	5,108,518	12,856,940	5,109,203	(5,109,203)
Deferred tax on warrant discounts at date of merger	—	—	—	—	(1,486,000)	—	(1,486,000)	—
Deferred tax on beneficial conversion features at date of merger	—	—	—	—	(1,034,000)	—	(1,034,000)	—
Common stock issued on December 7, 2006 pursuant to initial public offering, net of offering costs of $2,302,315	—	—	3,312,000	331	14,257,354	—	14,257,685	—
Stock based compensation	—	—	—	—	190,836	—	190,836	—
Issuance of underwriters warrants in connection with IPO for cash	—	—	—	—	100	—	100	—
Conversion of 2004 Notes to common stock	—	—	11,200	1	27,999	—	28,000	—
Net loss for the period December 7, 2006 through December 31, 2006	—	—	—	—	—	(1,100,935)	(1,100,935)	—

Shareholders’ Equity December 31, 2006	—	$—	10,171,092	$1,017	$17,064,807	$(1,100,935)	$15,964,889	$—

The accompanying notes are an integral part of these financial statements.

F 4

Smart Move, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December
	2006	31, 2005
Cash flows from operating activities:
Net loss	$(9,869,676)	$(3,454,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,203,985	467,300
Non-cash compensation	2,690,836	—
Write off of deferred offering costs	602,262	—
Amortization of debt discount	351,754	97,035
Amortization of warrants for services	11,786	11,786
Bad debt expense	31,858	8,416
Additional shares issued upon conversion of debt to equity	36,670	—
Additional warrants issued upon conversion of debt to equity	124,470	—
Warrant liability	—	204,000
Loss on asset disposal	7,446	—
Impairment of notes receivable	47,000	151,930
Deferred income tax benefit	(233,000)	—
Change in operating assets and liabilities:
Accounts receivable	(114,720)	(46,834)
Prepaid and other	(102,083)	21,786
Contracts in process	(149,168)	(218,720)
Accounts payable	121,996	477,773
Accrued interest	442,433	304,258
Deferred revenue	15,273	98,191

Net cash used in operating activities	(4,780,878)	(1,877,175)

Cash flows from investing activities:
Additions of property and equipment (excluding items under capital lease)	(5,789,427)	(4,587,674)
Restricted cash	—	(15,000)
Deposits on equipment	—	300,000
Notes receivable	(47,000)	(151,930)
Deposits on office lease	(44,000)	—

Net cash used in investing activities	(5,880,427)	(4,454,604)

Cash flows from financing activities:
Proceeds from sale of member shares	2,100,008	3,265,350
Offering costs on sale of and conversion to member shares	(176,766)	(338,423)
Proceeds from IPO	16,560,000	—
Offering costs on IPO	(2,302,315)	—
Proceeds from exercise of options	25,000	—
Proceeds from notes payable	6,832,500	3,000,000
Proceeds from subscription receivable	—	28,500
Notes payable issuance costs	(532,113)	(150,000)
Proceeds from bank debt	500,000	1,490,578
Bank debt issuance costs	(4,500)	(39,932)
Payments on bank debt	(649,637)	(277,232)
Payments on obligations under capital leases	(79,139)	(298,533)
Issuance of underwriter warrants in connection with IPO for cash	100	—
Proceeds from member loan	—	160,000
Payments on member loan	—	(60,000)
Checks drawn in excess of available bank balances	(199,802)	193,134
Deferred offering costs	(520,279)	(81,983)

Net cash provided by financing activities	21,553,057	6,891,459

Net increase in cash and cash equivalents	10,891,752	559,680
Cash and cash equivalents at beginning of period	3,344,071	2,784,391

Cash and cash equivalents at end of period	$14,235,823	$3,344,071

The accompanying notes are an integral part of these financial statements.

F 5

A Smart Move, Inc.
Notes to Financial Statements
1. Nature of Business and Organization
Business Description
A Smart Move, L.L.C. dba Smart Move (“Smart Move”) was formed and registered as a Colorado limited liability company on August 11, 2004. In June 2005 Smart Move commenced revenue producing activities and emerged from the development stage. As a result and in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” the financial statements for prior periods do not reflect cumulative amounts in the statements of operations and cash flows.
On December 6, 2006, immediately prior to our initial public offering, A Smart Move, L.L.C. merged into Smart Move, Inc. (“Smart Move” or the “Company”) a Delaware Corporation. The purpose of the merger was to reorganize as a Delaware corporation. As a result of the merger all issued and outstanding shares of membership interest in A Smart Move L.L.C. automatically converted into two shares of Smart Move, Inc. and all issued and outstanding options, warrants and notes exercisable to purchase or convertible into shares of membership interest of A Smart Move L.L.C. will convert when exercised into two shares of Smart Move, Inc. As of the date of the merger the accumulated deficit of A Smart Move, L.L.C. was treated as a constructive distribution and reflected as a reduction in additional paid-in capital. All references to share amounts have been retroactively adjusted to reflect the merger as if the merger had taken place as of the beginning of the earliest period presented.
Smart Move provides intrastate, interstate and international moving services. Smart Move’s services involve arranging for packing and unpacking, shipping, insurance and storage of customers’ household goods by utilizing specialized containers owned by Smart Move called a SmartVaulttm.
2. Summary of Significant Accounting Policies
Revenue Recognition
Revenue on a self move (when a customer does the packing and unpacking) includes the use and shipment of the SmartVaulttm. Revenue on a self move and the direct and incremental costs of the move are recognized when the container is delivered to its final destination, the price is fixed, and Smart Move has no further service obligations.
Revenue on a full service move includes the use of the SmartVaulttm, and the packing, shipping and unpacking of the container. Revenue on a full service move and the direct and incremental costs of the move are recognized after the container is unpacked at its final destination, the price is fixed, and Smart Move has no further service obligations.
When a container is delivered to a storage facility, revenue related to the move to the storage facility is recognized upon delivery to the storage facility and revenue related to the move from the storage facility to the final destination is recognized when the container is delivered to its final destination or unpacked for a full service move.
Smart Move recognizes advanced billings and the related deferred revenue of contracts in process on a net basis. Cash payments received totaling $113,464, as of December 31, 2006, on advanced billings are included in the financial statements as deferred revenue at December 31, 2006. The Company has advanced billings of approximately $251,000, as of December 31, 2006, which have not been recognized in accounts receivable or deferred revenue at December 31, 2006.
Smart Move receives commissions for the placement of moving contents damage insurance purchased by its customers. These commissions are recognized when the customer has entered into a legally binding contract for the insurance and the collection of the commission is probable. The insurance transactions are recorded on a net basis in accordance with EITF No. 99-19, “Reporting Revenue Gross Versus Net”.

F 6

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
Contracts in Process
Contracts in process include the direct and incremental costs of a move including freight and handling costs for contracts in process at the end of a reporting period. These costs are deferred and recognized in cost of moving and storage upon recognition of revenue for the related contract.
Cash and Cash Equivalents
Cash equivalents include demand deposits and money market funds for purposes of the statement of cash flows. Smart Move considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.
Restricted Cash
Smart Move was required to open a $15,000 certificate of deposit to secure for possible charge backs from customers’ credit card payments. Restricted cash is shown in other assets.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives used in computing depreciation are summarized as follows:

Class of Asset	Useful Life in Years
SmartVaults™	8 years
Electronic equipment	5 years
Rolling stock and trailers	5 years
Vault mold	15 years
Office equipment	3 to 5 years
Leasehold improvements	Shorter of term of lease or asset life
Ordinary repair and maintenance costs are charged to operations as incurred.
Subscription receivable
Subscriptions receivable are reported as a current asset where proceeds are received before the issuance of the financial statements. Share subscriptions receivable are reported as a deduction from the members’ equity if payment is not received prior to the issuance of the financial statements. Upon payment of the subscription and issuance of the share certificates, the share subscribed account is debited and share account is credited
Income Taxes
Effective with the merger on December 6, 2006, we became a C-corporation for income tax purposes. Prior to the Reorganization Transactions, we were a limited liability company that elected to be treated as a partnership for income tax purposes.
The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is recorded against deferred tax assets if it is “more likely than not” that such assets will not be realized.
Deferred offering costs
Deferred offering costs consist of legal, accounting, filing and miscellaneous fees incurred that are directly related to the Smart Move’s proposed initial public offering. These deferred costs were written off upon Smart Move’s withdrawal of its offering in July of 2006.

F 7

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
Advertising Expenses
Advertising costs are charged to expense as incurred. For the years ended December 31, 2006 and 2005, advertising expenses totaled approximately $165,834, and $207,000, respectively.
Fair Value of Financial Instruments
Smart Move’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term liabilities. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short maturities. The fair value of Smart Move’s note payable to a bank approximates its carrying value as the current interest rate on the note approximates the interest rate currently available to Smart Move on similar borrowings. The fair value of Smart Move’s long-term debt approximates their carrying value as these financial instruments are reflected net of discounts which management of Smart Move believes to be reflective of discounts that a willing party would require in order to invest in a similar type of debt instrument.
Concentrations of Credit, Service Provider and Supplier Risk
Financial instruments that potentially subject Smart Move to concentrations of credit risk primarily consist of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents consist primarily of money market accounts which, although in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits, are maintained with high credit quality financial institutions. Generally customers are required to pay for their move upon delivery. Credit risk with respect to trade accounts receivable is mitigated by the large number of geographically diverse customers and Smart Move’s credit evaluation procedures. Although generally no collateral is required, when feasible, mechanics’ liens are filed and personal guarantees are signed to protect Smart Move’s interests. As of December 31, 2006, Smart Move has provided an allowance for possible credit losses of $40,274. Actual write offs may exceed or be lower than the actual allowance.
At December 31, 2006, one customer accounted for 24% of the Company’s accounts receivable. At December 31, 2005 no customer accounted for more than 10% of the Company’s accounts receivable. For the years ended December 31, 2006 and 2005, no single customer accounted for more than 10% of total revenue.
Smart Move purchases substantially all of its transportation shipping services from the same transportation provider with whom it has a distribution agreement. The terms of the distribution agreement include storage and local delivery of the SmartVaultstm. Smart Move believes that while there are alternative sources for the transportation services it purchases, termination of the agreement could have a material adverse effect on Smart Move’s business, financial condition or results of operation if Smart Move were to be unable to obtain an adequate or timely replacement for the services rendered by this transportation provider.
Smart Move purchases its SmartVaultstm from a single manufacturer. Smart Move believes that while there are alternative sources for the manufacture of the SmartVaultstm, termination of the agreement could have a material adverse effect on Smart Move’s business, financial condition or results of operation if Smart Move were to be unable to obtain an adequate or timely replacement manufacturer.
Impairment of Long-Lived Assets
The financial statements adhere to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, which requires that long-lived assets, including identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Smart Move evaluates the recoverability of its long-lived assets based on estimated undiscounted future cash flows and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset is written down to its estimated fair value.

F 8

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
Stock Based Compensation
Effective January 1, 2006, Smart Move adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments”, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock based compensation is recognized on a straight-line basis over the requisite service period. The amount of compensation expense recognized for options with a graded vesting schedule equals no less than the portion of the award that is vested. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
In accordance with the modified prospective transition method, the Company’s financial statements for 2005 have not been restated to reflect, and do not include, the impact of SFAS 123R. As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), Smart Move elected in prior periods to apply the intrinsic-value, based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS No. 148”). Accordingly, through December 31, 2005, no compensation cost has been recognized for its stock options granted at or above the estimated fair value. For the year ended December 31, 2006 stock compensation totaling $190,836 was recognized in the statement of operations in accordance with SFAS 123R.
The following table illustrates the effect on our net loss if the fair value based method had been applied in 2005.

Year ended
December 31, 2005
Net loss, as reported	$(3,454,096)
Stock based compensation expense included in reported net loss	—
Pro forma stock based employee compensation expense under fair value based method	(628,000)

Pro forma net loss	$(4,082,096)

Net loss per share
Basic and diluted — as reported	$(1.05)
Basic and diluted — as pro forma	$(1.24)
The fair value of the options granted in 2005 were estimated on the dates of grant using the Black-Scholes option pricing model with the following assumptions used: expected term of 10 years, expected dividend yield 0%; expected stock price volatility 55%; risk free interest rates ranging from 4.34% to 4.50%.
Nonemployee stock based compensation
Stock based grants, including warrants, issued to non-employees are measured at estimated fair value and recorded in the financial statements.
Loss Per Share
SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue member shares were exercised or converted into member shares or resulted in the issuance of member shares that then shared in the earnings of Smart Move.
Loss per share is computed based on the weighted average number of member shares outstanding each period. Convertible notes, stock options and warrants are not considered in the calculation, as the impact of the potential dilution (10,550,311 shares at December 31, 2006 and 4,539,140 shares at December 31, 2005) would be to decrease basic loss per share. Therefore, diluted loss per share is equivalent to basic loss per share for all periods shown.

F 9

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The use of estimates and assumptions may affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material.
Recently Issued Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company expects that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.
In September 2006, the SEC issued “Staff Accounting Bulletin” No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on the Company’s current year financial statements. The staff prescribes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach”, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, the Company is required to adjust its financial statements, including correcting prior year financial statements, even though such correction was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require the Company to amend previously filed reports, rather such corrections may be made the next time the Company files its prior year statements. The Company does not anticipate any adjustments resulting from the application of SAB 108.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in those instances where other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective on January 1, 2008. The Company is currently evaluating the impact of this pronouncement on the financial statements.
3. Prepaid and Other Assets
Prepaid and other assets consisted of the following:

December 31,
2006
Prepaid insurance	$96,883
Accounts receivable other	17,942

$114,825

F 10

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
4. Property and Equipment
Property and equipment consisted of the following:

December 31,
2006
SmartVaultsTM	$4,361,161
GPS equipment	1,188,630
Vault mold	1,702,981
Rolling stock and trailers	3,732,415
Office equipment	341,825
Leasehold improvements	6,520

11,333,532
Less accumulated depreciation	(1,671,319)

Property and equipment, net	$9,662,213

Depreciation expense was $1,203,985 and $467,300 for the years ended December 31, 2006 and 2005, respectively. Included in property and equipment are assets under capital lease arrangements with a cost of $712,468 and accumulated depreciation of $142,494 and $83,121 at December 31, 2006 and December 31, 2005, respectively. During 2005, equipment totaling $712,468 was acquired through capital lease. No purchases under capital leases were made during the year ended December 31, 2006.
5. Other Assets
Other assets consisted of the following:

December 31,
2006
Debt issuance costs	$30,006
Restricted cash	15,000
Deposits	44,000

$89,006

6. Notes Receivable
In January 2006 and during the period from October to December 2005 Smart Move invested $47,000 and $151,930 respectively in convertible notes maturing on July 31, 2007 with a stated interest rate of 3% and are convertible into 70% of the equity of a service company, which provides moving and handling services to Smart Move. In 2006 Smart Move determined that the notes value had been impaired as the service company was not able to execute its business plan and the future collection of the notes receivable is doubtful. Accordingly, for the year ended December 31, 2006 and for the year ended December 31, 2005 Smart Move has recorded an impairment for 100% of the notes receivable balance and is not recognizing interest income due under the terms of the notes receivable.
7. Long-Term Debt
In October 2004, Smart Move sold in a private placement 223 Notes Units (the 2004 Notes) for $2,230,000. The convertible secured subordinated notes bear interest at 12% and are due November 1, 2011. In connection with the offering, the 2004 note holders were granted warrants (collectively the 2004 PPM warrants) to purchase 243,272 Smart Move shares at an exercise price of $0.625 per share with a five year term. The estimated fair market value of the as converted shares on the commitment date was less than the $2.50 conversion price and therefore there was no beneficial conversion feature to record. In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the values assigned to the 2004 Notes and the 2004 PPM Warrants were allocated

F 11

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
based on their relative fair values. The fair value of the 2004 PPM Warrants was determined using the Black-Scholes option-pricing model. Total funds received of $2,230,000 (before cash offering costs of $111,500) were allocated $115,727 to the 2004 PPM Warrants and $2,114,273 to the 2004 Notes based on their relative fair values. In connection with the offering, placement agent warrants to purchase 180,000 Smart Move, shares at an exercise price of $0.625 per share with a five year term were granted. The fair value of the placement agent warrants of $56,700 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional shareholders’ equity and reduced the carrying value of the 2004 Notes as a debt discount. The discounts on the 2004 Notes, including the 2004 PPM Warrants and the offering costs are being amortized to interest expense, using the effective interest method, over the term of the 2004 Notes.
In April 2005 certain debt holders of the 2004 Notes elected to convert $131,700 of accrued interest into Smart Move shares at $1.00 per share and a total of 131,700 shares were issued. In connection with the conversion, placement agent warrants to purchase 10,000 Smart Move shares at an exercise price of $1.20 with a five year term were granted. In October 2005 certain debt holders of the 2004 Notes elected to convert $75,000 of accrued interest into Smart Move shares at $2.50 per share and a total of 30,000 shares were issued. In September 2006 $2,202,000 of the 2004 Notes converted into 880,800 shares of the Company and in December 2006 $28,000 of the 2004 notes converted into 11,200 shares of the Company.
Total interest expense recognized relating to these discounts and offering costs was $24,227 and $28,787 and $15,666 and $7,100 during the years ended December 31, 2006 and 2005, respectively.
In September 2005 Smart Move sold in a private placement 300 Note Units (the 2005 Notes) for $3,000,000. The convertible secured subordinated notes bear interest at 12% and are due November 1, 2012. In connection with the offering, the 2005 Note holders were granted warrants (collectively the 2005 PPM Warrants) to purchase 360,000 Smart Move shares at an exercise price of $2.50 per share with a five year term. The 2005 Notes are convertible into 600,000 shares at a conversion price of $5.00 per share. The estimated fair market value of the as converted shares on the commitment date was less than the $5.00 conversion price and therefore there was no beneficial conversion feature to record. In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the values assigned to both the 2005 Notes and the 2005 PPM Warrants were allocated based on their relative fair values. The fair value of the 2005 PPM Warrants was determined using the Black-Scholes option-pricing model. Total funds received of $3,000,000 (before cash offering costs of $150,000) were allocated $545,008 to the 2005 PPM Warrants and $2,454,992 to the 2005 Notes based on their relative fair values. In connection with the offering, placement agent warrants to purchase 120,000 Smart Move shares at an exercise price of $2.50 per share and warrants to purchase 60,000 Smart Move shares at an exercise price of $5.00 per share both with a five year term were granted. The relative fair value of the placement agent warrants of $205,500 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional equity and reduced the carrying value of the 2005 Notes as a debt discount. The discount on the 2005 Notes including, the 2005 PPM warrants and the offering costs are being amortized to interest expense, using the effective interest method, over the term of the 2005 Notes. Total interest expense recognized relating to these discounts and offering costs was $112,125 and $22,410 during the year ended December 31, 2006. Total interest expense recognized relating to these discounts and offering costs was $25,491 and $5,825 during the year ended December 31, 2005. At December 31, 2006 the unamortized discount and unamortized offering costs on the 2005 Notes are $613,034 $122,524, respectively.
Interest on the 2005 Notes is payable semiannually on April 1 and October 1, through October 1, 2007 and thereafter with principal and interest based on a sixty month amortization beginning November 1, 2007. The 2005 Notes are collateralized by the SmartVaultstm with a net book value of $3,906,960 at December 31, 2006 and are subordinated to Smart Move’s bank debt.

F 12

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
In April 2005 Smart Move borrowed $1,490,578 from a financial institution (“2005 Bank Note”) with interest payable at prime plus 2.5% until final draw on April 26, 2005 and fixed at 8.23% on $1,377,149 and 8.39% on $113,429. The loan is secured by all business assets excluding the SmartVaultstm, and is payable in monthly installments of $41,400 plus interest, and matures in September 2008. Smart Move’s credit agreement with the bank contains certain financial covenants that require, among other things, maintenance of Profitability/ Maximum EBITDA Loss covenant measured on a rolling six month basis, and a minimum quick ratio of at least 1.25 to 1.00. Certain financial covenants had not been met, and the bank had waived such noncompliance through October 31, 2005. Effective November 1, 2005 the covenants were amended by the bank and Smart Move was in compliance with the amended covenants for November and December of 2005. Following the amendment to the covenants certain financial covenants were not met and the bank has waived such noncompliance through September 30, 2006. Effective October 1, 2006 the covenants were amended by the bank and Smart Move was in compliance with the amended covenants through November 30, 2006. Following the amendment to the covenants certain financial covenants were not met and the bank has waived such noncompliance through February 28, 2007. Effective March 1, 2007 the covenants were amended by the bank and Smart Move was in compliance with the amended covenants. Management believes that Smart Move will be able to maintain compliance with the amended covenants. In connection with the original issuance of the loan agreement, the bank was issued warrants to purchase 100,000 Smart Move shares at an exercise price of $0.875 per share with a seven year term. The fair value of the warrants was $60,445 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional equity and reduced the carrying value of the note payable as a debt discount. This discount is being amortized to interest expense, using the effective interest method, over the term of the loan. Total interest expense recognized relating to this discount was $28,975 during the year ended December 31, 2006 and $15,627 for the year ended December 31, 2005. At December 31, 2006 the unamortized discount is $15,843.
In January 2006 Smart Move borrowed $500,000 from a financial institution (“2006 Bank Note”) with interest payable at 8.84%. The loan is secured by all business assets excluding the SmartVaultstm, and is payable in monthly installments of $13,889 plus interest, and matures in January 2009. The 2006 Bank Note has the same covenant requirements as the 2005 Bank Note described above. In connection with the original issuance of the loan agreement, the bank was issued warrants to purchase 13,000 Smart Move shares at an exercise price of $3.75 per share with a seven year term. The fair value of the warrants was $35,764 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional equity and reduced the carrying value of the note payable as issuance costs. This discount is being amortized to interest expense, using the effective interest method, over the term of the loan. Total interest expense recognized relating to this discount was $19,901 during the year ended December 31, 2006. At December 31, 2006, the unamortized discount is $15,863.
In January 2006 Smart Move sold in a private placement 258 Note Units (the “2006 January Notes”) for $1,932,500. The 2006 January Notes bear interest at 10% and are due December 31, 2010. In connection with the offering, the 2006 January Note holders were granted warrants (collectively the “January 2006 PPM Warrants”) to purchase 128,834 of the Company’s shares at an exercise price of $5.00. The Company has a redemption right to redeem the January 2006 PPM Warrants at $0.01 if the current trading price is greater than 150% of the January 2006 PPM Warrants exercise price for 20 of the 30 days immediately preceding the notice of redemption. The 2006 January Notes are convertible into Smart Move shares at a conversion price of $3.75. Because the conversion right is clearly and closely related to the debt host it is not bifurcated in accordance with EITF No. 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.” In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the values assigned to the non-cash beneficial conversion feature, the 2006 January Notes and the January 2006 PPM Warrants were allocated based on their relative fair values. The beneficial conversion feature of the Notes amounted to $943,041 and as such, the amount was recorded as a debt discount and a corresponding increase to paid-in capital. The fair value of the January 2006 PPM Warrants was determined using the Black-Scholes option-pricing model. Total funds received of $1,932,500 (before cash offering costs of $155,111) were allocated $297,130 to the January 2006 PPM Warrants and $1,635,370 to the 2006 January Notes based on their relative fair values. In connection with the offering, the placement agent was issued warrants to purchase 41,226 Smart Move shares at an exercise price of $3.75 per share and warrants to purchase 10,306 Smart Move shares at an exercise of $5.00 per share both with a five year term were issued. The relative fair value of the placement agent warrants of $148,830 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional equity and reduced the carrying value of the 2006 January Notes as a debt discount. The discount on the 2006 January Notes including, the January 2006 PPM warrants, the beneficial conversion

F 13

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
feature and the offering costs are being amortized to interest expense, using the effective interest method, over the term of the 2006 January Notes. Total interest expense recognized relating to these discounts and offering costs was $73,910 during the year ended December 31, 2006. At December 31, 2006, the unamortized discount and unamortized offering costs on the 2006 January Notes are $1,320,780 and $147,678, respectively. Interest on the 2006 January Notes is payable annually on December 31, beginning December 31, 2006. The principal is due and payable December 31, 2010. These notes are unsecured.
On July 26, 2006, Smart Move sold in a private placement 20 Note Units (the “2006 July Notes”) for $5,000,000 issued at a discount of 2%. The 2006 July Notes bear interest at 10% and are due June 30, 2011. In connection with the offering, the 2006 July Note holders were granted warrants (collectively the “July 2006 PPM Warrants”) to purchase 400,000 Smart Move shares at an exercise price of $7.00 per share. The 2006 July Notes are convertible into Smart Move shares at a conversion price of $3.75. The 2006 July Notes are convertible into Smart Move shares at a conversion price of $3.75. Because the conversion right is clearly and closely related to the debt host it is not bifurcated in accordance with EITF No. 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.” In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the values assigned to the non-cash beneficial conversion feature, the 2006 July Notes and the July 2006 PPM Warrants were allocated based on their relative fair values. The beneficial conversion feature of the Notes amounted to $2,613,489 and as such, the amount was recorded as a debt discount and a corresponding increase to paid-in capital. The fair value of the July 2006 PPM Warrants was determined using the Black-Scholes option-pricing model. The face value of $5,000,000 (before cash offering costs of $477,000) was allocated $946,822 to the July 2006 PPM Warrants and $4,053,178 to the 2006 July Notes based on their relative fair values. In connection with the offering, the placement agent was issued warrants to purchase 80,000 Smart Move shares at an exercise price of $3.75 per share and warrants to purchase 24,000 Smart Move shares at an exercise of $5.00 per share both with a five year term were issued. The relative fair value of the placement agent warrants of $293,360 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional equity and reduced the carrying value of the 2006 July Notes as debt discount costs. Effective July 26, 2006 the holders of the “2006 July Notes” agreed to the compensation change to the placement agent fees from 6.5% cash and 6% warrants for fees to 7.54% cash fees and no warrants. The placement agent warrants (104,000 warrants) (with a net unamortized value of $293,360) originally issued were repurchased and cancelled for $52,000 in October 2006. The discount on the 2006 July Notes including, the July 2006 PPM warrants, the beneficial conversion feature and the offering costs are being amortized to interest expense, using the effective interest method, over the term of the 2006 July Notes. Total interest expense recognized relating to these discounts and offering costs was $48,512 and $6,499 during the year ended December 31, 2006. At December 31, 2006 the unamortized discount and unamortized offering costs on the 2006 July Notes are $3,511,799 and $470,501 respectively. Interest on the July 2006 Note is payable annually on June 30th beginning June 30, 2007. The principal is due and payable June 30, 2011.

F 14

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
A summary of long-term debt and scheduled future maturities as of December 31, 2006 follows:

		2006	2006	2005	2006
Year Ending		January	July	Bank	Bank
December 31,	2005 Notes	Notes	Notes	Note	Note	Total
2007	$111,306	$—	$—	$538,265	$166,667	$816,238
2008	479,987	—	—	178,222	166,667	824,876
2009	540,861	—	—	—	13,888	554,749
2010	609,456	1,932,500	—	—	—	2,541,956
2011	686,751	—	5,000,000	—	—	5,686,751
2012	571,639	—	—	—	—	571,639

Total	3,000,000	1,932,500	5,000,000	716,487	347,222	10,996,209
Less discounts	613,034	1,320,780	3,511,799	15,843	15,863	5,477,319
Less offering costs	122,524	147,678	470,501	—	—	740,703
Less current maturity	111,306	—	—	538,265	166,667	816,238
Current portion of discounts	(167,298)	(121,064)	(208,483)	(14,520)	(11,234)	(522,599)

Long term-portion	$2,320,434	$585,106	$1,226,183	$176,899	$175,926	$4,484,548

8. Capital Lease Obligations
In 2005 Smart Move entered into capital leases for the purchase of 30 trailers. The terms are a base lease term of 60 months with an interest rate of 8.6% and a purchase option of 10% of the fair value equipment cost at the end of the term. In connection with the lease agreement Smart Move was required to make an up front payment of $247,593. Total payments due under the capital lease obligations are as follows at December 31, 2006:

Year Ending December 31,
2007	$115,200
2008	115,200
2009	115,200
2010	36,900

Total	382,500
Less interest	47,704

334,796
Less current maturity	84,130

Long-term portion	$250,666

9. Authorized Capital
Common Stock
The Company’s authorized capital stock consists of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. At December 31, 2006 there were 10,171,092 shares of common stock issued and outstanding.
Preferred Stock
The Board of Directors is authorized, without further shareholder action, to divide any or all shares of our authorized preferred stock into series and to fix and determine the designations, preferences and relative participating, optional or other dividend rights, liquidation preferences, redemption rights and conversion or exchange privileges. There are no shares of preferred stock issued or outstanding at December 31, 2006.

F 15

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
In March 2005 Smart Move issued 131,700 shares to debt holders for accrued interest at $1.00 per share for $131,700. Also in October 2005 an additional $75,000 of accrued interest was converted by Note Holders into 30,000 shares, less offering costs of $5,000. (see Note 7).
In September 2005 Smart Move issued 673,070 units (a unit consisted of two shares and one warrant (exercisable at $5.00 per share) at $5.00 per unit for $3,365,350 less offering costs of $338,423. This issuance included the conversion of $100,000 of shareholder loans at $5.00 per unit. Under the terms of the subscription agreement Smart Move is under no obligation to register these shares. In connection with the offering placement agent warrants to purchase 134,614 and 67,308 Smart Move shares at $2.50 and $5.00, respectively with a five year terms were granted.
In June 2006 Smart Move issued 500,000 shares to certain officers of the Company valued at $2,500,000.
In September 2006, the Company sold in two private placement offerings, 473,204 Units (consisting of one share of common stock and one warrant.) The warrant is exercisable into one share of common stock for a five year period at an exercise price of $7.50. The cash proceeds of the offerings were $2,100,008, net of offering costs of $120,000. In addition the Company converted $296,700 of accrued interest on the 2004 and 2005 convertible debt, net of offering costs of $23,736, into 65,934 Units.
On September 15, 2006 the holders of the “2004 Notes” converted $2,202,000 in face value of notes outstanding at $2.50 per share for 880,800 shares of the Company, less discounts of $199,931 and fees of $33,030. Note holders who converted their entire principal amount in the “2004 Notes” were granted in aggregate an additional 7,334 shares and 60,000 warrants valued at $36,670 and $124,470, respectively. The warrants are exercisable into one share for a five year period at an exercise price of $7.50. On December 20, 2006 holders of the remaining $28,000 of the 2004 Notes converted their notes into 11,200 shares of the Company’s common stock.
On December 7, 2006 the company sold in its initial public offering 3,312,000 Units (consisting of one share of common stock and one common stock purchase warrant). The warrant is exercisable into one share of common stock for a five year period at an exercise price of $7.50 and in no event are the holders entitled to a net cash settlement. The cash proceeds of the offerings were $16,560,000, net of offering costs of 2,302,315.
10. Stock Incentives and Options
Overview
In December 2006, the Company adopted the Smart Move, Inc. 2006 Equity Incentive Plan (the “2006 Option Plan”). The purpose of the 2006 Option Plan is to enable the Company to continue to (a) attract and retain high quality directors, officers, employees and potential employees, consultants, and independent contractors of the Company; (b) motivate such persons to promote the long-term success of the business of the Company. An aggregate of 1.4 million shares of common stock has been reserved for issuance under the 2006 Option Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, and shares of restricted common stock. The 2006 Option Plan also provides annual stock grants to Directors. Outstanding options generally vest over a period of four years and are exercisable for ten years from the date of grant. The 2006 Option Plan had 626,000 shares available for grant as of December 31, 2006.
Employee options granted by A Smart Move, L.L.C. exercisable into 800,000 shares were fully vested as of December 31, 2005. On July 26, 2006 the Board of Directors voted to allow the option holders to exercise their options on a cashless basis and the holders of 760,000 options elected to convert their options as a cashless exercise with a strike price of $4.50 a share. The Company issued 537,780 shares in exchange for 760,000 options. In addition 40,000 options were exercised for cash proceeds to the Company totaling $25,000.

F 16

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
In September 2006, the Company granted 342,000 options under employment agreements entered into with the CEO and CFO prior to the effectiveness of 2006 option plan. These options are to be administered and deemed issued out of the 2006 option plan. These options are subject to future vesting based upon the number of moves booked for the 12 month periods ended September 30, 2007, 2008 and 2009. One third of the options are exercisable at $5.00, one third at $6.00 and the balance at $7.00. The options, if earned, are exercisable for a term of 10 years from the date of grant. The options were valued, at the date of grant using the Black Scholes model. The $5 options have a value of $2.05, the $6.00 options have a value of $1.73 and the $7.00 options have a value of $1.46. In accordance with SFAS 123R compensation costs will be recorded when it is probable that the performance condition of the number of moves booked will be achieved. As of December 31, 2006 Management of the Company determined that it was not probable that the performance conditions will be met and no stock based compensation has been recognized for these awards.
On December 29, 2006 Smart Move, Inc. granted stock options covering 432,000 shares of Smart Move, Inc. stock to employees of Smart Move, Inc. at an exercise price of $4.73, which was the closing price of Smart Move, Inc.’s stock on the date of the grants. The options were vested as to 25% of the shares on the option grant date, and subject to the employee’s continued employment with Smart Move, Inc., the options covering the remaining 75% of the shares vest and become exercisable in equal quarterly increments over the next 12 calendar quarters.
The following table provides the range of assumptions used for stock options granted in 2006:

Year Ended
December 31,
2006
Risk-free interest rate	4.62 to 4.71%
Expected life in years	6
Expected volatility	33%
Dividend yield	—
Weighted-average fair value	$1.86
The Company’s computation of expected volatility for the year ended December 31, 2006 is based on a mid-point range of eight peer group companies. The Company’s computation of expected life is calculated using the simplified method in accordance with Staff Accounting Bulletin N0. SAB 107 “Share-Based Payment”. The Company’s dividend yield is 0.0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the U.S. Treasury bill rate for the period equal to the expected term based on the U.S. Treasury note strip principal rates as reported in well-known and widely used financial sources.

F 17

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
A summary of option activity as of December 31, 2006 and for the years ended December 31, 2006 and 2005 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contract Term	Intrinsic
	Shares	Price	In Years	Value
Outstanding as of January 1, 2005	200,000	$0.625
Granted	600,000	$1.50

Outstanding as of December 31, 2005	800,000	$1.28
Exercised for cash	(40,000)	$0.625
Exercised cashless	(760,000)	$1.32
Granted	774,000	$5.29

Outstanding as of December 31, 2006	774,000	$5.29	9.94	$—

Vested and Exercisable as of December 31, 2006	108,000	$4.73	9.99	$—

A summary of the status of the Company’s unvested shares as of December 31, 2006 and 2005 are as follows:

		Weighted
		Average Grant-
		Date Fair
	Shares	Value
Unvested as of December 31, 2005	—	$—
Granted	774,000	$1.86
Vested	(108,000)	$1.95
Unvested as of December 31, 2006	666,000	$1.85
As of December 31, 2006, there was approximately $1,250,000 of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123R) related to unvested share-based compensation arrangements granted under the Plan that the Company had not recorded. That cost is expected to be recognized over the weighted-average period of three years. The total fair value of shares vested during the year ended December 31, 2006 was $190,836.
Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2006, was $25,000. As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss before income taxes for the year ended December 31, 2006 was $190,836, greater than if it had continued to account for share-based compensation under Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Basic and diluted loss per share for the year ended December 31, 2006, are each $.02 greater, respectively, than if the Company had continued to account for share-based compensation under APB 25.

F 18

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
11. Warrants
During the period from inception August 11, 2004 to December 31, 2004, the years ended December 31, 2005 and 2006 Smart Move granted the following warrants:

Date of Grant	Granted For	Shares	Exercise Price	Years
September 2004	Consulting agreement	120,000	$0.625	5
September 2004	Placement agent equity offering	178,876	$0.625	5
September 2004	2004 Note offering	243,272	$0.625	5
September 2004	Placement agent debt offering	180,000	$0.625	5

December 31, 2004	Balance	722,148	$0.625	5

April 2005	Bank debt	100,000	$0.875	7
March 2005	Placement agent interest conversion to equity	10,000	$1.20	5
September 2005	Equity offering	673,070	$5.00	5
September 2005	Placement agent equity offering	134,614	$2.50	5
September 2005	Placement agent equity offering	67,308	$5.00	5
September 2005	2005 Note	360,000	$2.50	5
September 2005	Placement agent debt offering	120,000	$2.50	5
September 2005	Placement agent debt offering	60,000	$5.00	5

September 2005	2005 Total	1,524,992	$.875 to $5.00	5 to 7

December 31, 2005	Balance	2,247,140	$.625 to $5.00	5 to 7

January 2006	Bank debt	13,000	$3.75	7
January 2006	Placement agent debt offering	41,226	$3.75	5
January 2006	Placement agent debt offering	10,306	$5.00	5
January 2006	2006 Note offering (“Jan Notes”)	128,834	$5.00	5
July 2006	2006 Note offering (“July Notes”)	400,000	$7.00	5
September 2006	Placement agent debt offering	80,000	$3.75	5
September 2006	Placement agent debt offering	24,000	$5.00	5
September 2006	Placement agent warrants repurchased (1)	(104,000)	$3.75 to $5.00	5

September 2006	Equity offering	539,138	$7.50	5
September 2006	Inducement warrants	60,000	$7.50	5
December 2006	Public offering warrants	3,312,000	$7.50	5
December 2006	Underwriters option	288,000	$6.25	5
December 2006	Underwriters option	288,000	$8.40	5

December 31, 2006	Total	5,080,504	$3.75 to $8.40	5 to 7

December 31, 2006	Balance	7,327,644	$.625 to $8.40	5 to 7

(1)	As discussed in Note 7 these warrants were repurchased for $52,000.

F 19

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
At December 31, 2006 the range of warrant prices for shares and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
				Weighted-Average
				Remaining
Year of	Range of Warrant	Number of	Weighted-Average	Contractual Life
Grant	Exercise Price	Warrants	Exercise Price	(Years)
2004	$0.625	722,148	$0.625	2.75
2005	$0.875 to $5.00	1,524,992	3.70	3.85
2006	$3.75 to $8.40	5,080,504	7.33	4.86

Total	$.625 to $8.40	7,327,644	$5.91	4.44

At December 31, 2006 all warrants are fully exercisable and no warrants have been exercised. See Note 7 long-term debt for a discussion of warrants granted in connection with debt agreements and Note 9 for a discussion of warrants granted in connection with equity offerings.
The fair value of the warrants granted was estimated at the date of grant using the Black Scholes option model applying the following weighted average assumptions:

	Risk Free	Expected
	Interest	Dividend	Expected	Volatility
Date of Grant	Rate	Yield	Life	Range
September 30, 2004 at $0.625	3.44%	$—	5	45%-65%
April 30, 2005 at $0.875 to $1.20	4.09%	$—	5 to 7	45%-65%
September 30, 2005 at $2.50 to $5.00	4.18%	$—	5	45%-65%
January 24, 2006 at $3.75 to $5.00	4.28%	$—	5 to 7	45%-65%
July 26, 2006 at $3.75 to $7.50	4.99%	$—	5	45%-65%
September 15, 2006 at $7.50	4.76%	$—	5	45%-65%
In September 2004, 120,000 consulting warrants were issued at $0.625 per share, are fully vested and have a five year term. The holders of the 120,000 consulting warrants had demand registration rights that required the Smart Move to file a registration statement with the Securities and Exchange Commission to register for resale of the common stock issueable upon the exercise of the Warrants. Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the ability to register stock is deemed to be outside of the Smart Move’s control. Accordingly, the initial fair value of the Warrants of $26,400 was recorded as prepaid consulting and is being amortized over the term of the agreement (December 31, 2006). The related $26,400 accrued warrant liability was marked to estimated fair value at the end of each reporting period. Effective November 22, 2005 the warrant holders contractually waived the demand registration rights and the accrued warrant liability balance of $241,800 was reclassified to equity at that date. For the period January 1, 2005 to November 22, 2005 the warrant liability valuation resulted in other expense of $204,000.
All of the other warrants granted by Smart Move have piggy back registration rights, however, the holders have no demand registration rights and there are no penalties to Smart Move if the shares underlying the warrants are not registered. Accordingly, under EITF 00-19 these warrants are not required to be accounted for as a liability.

F 20

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
12. Income Taxes
As discussed in Note 1, on December 6, 2006, A Smart Move L.L.C. merged into Smart Move, Inc. Upon the merger with the C-Corporation, the Company recorded a net deferred tax liability of $2,652,000, computed based upon the difference between the book and tax basis of its assets and liabilities as of that date; (1) $132,000 was recorded as expense in the tax provision, (2) $1,034,000 related to the book tax difference for the beneficial conversion features, on the 2006 January Notes and the 2006 July Notes, and was recorded as a debit to paid-in capital in accordance with EITF No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” and (3) $1,486,000 related to the book tax difference of warrants issued in connection with debt and was recorded as a debit to paid-in capital.
The federal and state income tax (benefit) is summarized as follows:

Year Ended
December 31,
2006
Current:
Federal	$—
State	—

—

Deferred:
Federal	(204,000)
State	(29,000)

(233,000)

Income tax (benefit)	$(233,000)

A reconciliation of the income tax (benefit) with amounts determined by applying the statutory U.S. federal income tax rate to loss before tax benefit is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
Provision (benefit)
Computed tax on book loss at the federal statutory rate of 35%	$(3,536,000)	$(1,209,000)
Pretax loss of A Smart Move, L.L.C. from January 1, 2006 to December 6, 2006 and for the year ended December 31, 2005 at the federal statutory rate of 35%	3,151,000	1,209,000
State taxes, net of federal benefit	(55,000)	—
Non-deductible incentive stock options and other	75,000	—
Deferred tax expense upon merger with Smart Move, Inc.	132,000	—

Income tax (benefit)	$(233,000)	$—

F 21

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,
2006
Current deferred tax assets (liabilities):
Deferred revenue	$45,000
Allowance for doubtful accounts	16,000
Accrued vacation	3,000
Deferred expenses	(147,000)
Prepaid insurance	(39,000)

(122,000)

Long-term deferred tax assets (liabilities):
Intangibles assets	474,000
Net operating loss carryforwards	394,000
Beneficial conversion features	(1,031,000)
Warrant allocation on debt offerings	(1,456,000)
Property and equipment	(546,000)

(2,165,000)

Net deferred tax (liability)	$(2,287,000)

At December 31, 2006, the Company had available unused operating loss carryforwards that expire in 2021, that may be applied against future taxable income of approximately $1 million.
13. Supplemental Disclosure of Cash Flow Information

Ended December 31,	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$627,460	$237,030
Supplemental schedule of noncash investing and financing activities:
Conversion of accrued interest to member shares	$296,700	$201,700
Equipment acquired under capital lease obligation	$—	$712,468
Conversion of debt to shares	$2,030,069	$100,000
Warrants issued for debt offering costs	$184,594	$205,500
Allocation of value of warrants issued in connection with debt	$1,243,952	$605,453
Allocation of value of beneficial conversion feature in connection with debt	$3,556,530	$—
Equipment acquired included in accounts payable	$192,584	$—

F 22

A Smart Move, Inc.
Notes to Financial Statements
(Continued)
14. Related-Party Transactions
During 2005 Smart Move raised equity and capital through a private placement and debt offerings through Bathgate Capital Partners. Steven M. Bathgate served as the Senior Managing Director of Corporate Finance and Chairman of the Commitment Committee for Bathgate Capital Partners LLC and was (resigned on December 8, 2005) a manager and on the board of Smart Move. During 2005 Smart Move paid to Bathgate Capital Partners for the equity offering and debt offering $319,928 and $150,000, respectively. Smart Move paid to Bathgate Capital Partners $30,000 for negotiating bank financing in April of 2005. During 2005 Shareholders provided bridge loans to Smart Move. Total bridge loans of $160,000 bearing interest at a rate of 8% and a maturity date of December 31, 2005 were provided in 2005, of which $100,000 was converted to equity in September 2005 at $2.50 per share and the remaining $60,000, was repaid with interest in October 2005. In December 2005 Smart Move had accounts payable of $9,598 (which was subsequently paid in January 2006) to a service company in which Smart Move invested in convertible notes (see note 6). During the year ended December 31, 2006 Smart Move paid to Bathgate Capital Partners for the January 2006 and July 2006 debt offering $155,111 and $325,000, respectfully. In September of 2006 Smart Move paid Bathgate Capital Partners $33,030 and $63,736 in connection with the interest conversion and the September equity offering, respectively and $52,000 to repurchase 104,000 placement agent warrants issued in connection with the July 2006 Notes. Bathgate Capital Partners L.L.C. was one of four underwriters of our initial public offering in December 2006 and was paid $10,000 in underwriting fees.
15. Commitments and Contingents
Operating lease commitments Smart Move leased its corporate office under an operating lease which commenced in October 2004 and required annual payments of approximately $40,000 through December 2007. In May 2006 Smart Move was requested to early terminate this lease by the landlord and Smart Move early terminated.
Smart Move entered into a new lease for its corporate office under an operating lease agreement which commenced in May 2006 and expires in April 2011. The agreement contains provisions for rent free periods and future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent. Under the terms of the lease agreement, Smart Move was required to pay a security deposit of $44,000 (see Note 5).
Rent expense was $77,480 for the year ended December 31, 2006 and $32,708, for the year ended December 31, 2005.
Minimum annual rental commitments under this non-cancelable lease as of December 31, 2006 are as follows:

Year Ending December 31,	December 31, 2006
2007	$102,502
2008	113,420
2009	116,600
2010	119,780
2011	40,280

Total	$492,582

F 23

Employment Agreements
Effective November 15, 2006, the Company entered into employment agreements with the CEO and the CFO. The agreements are for five-year terms initially set to expire in 2011. The agreements will automatically extend for additional periods of one year unless either party elects to terminate upon 90 days’ prior written notice. The annual base salary is $188,000 for the CEO and $175,000 for the CFO. In addition the agreements provide for an annual cash bonus of up to the greater of $125,000 or 50% of the CEO’s base salary and the greater of $110,000 or 50% of the CFO’s base salary. The bonus will be earned at the end of a particular employment year if the Company’s stock price is traded at or above prices ranging from $7.50 in the first full year to $27.50 for the fifth year. The measurement date for such bonus is September 30th of each year from 2007 to 2011. These cash bonus awards linked to the Company’s stock price will be accounted for in a manner, similar to a stock appreciation right and measured at each reporting period. If the market price is achieved the bonus will be accrued as compensation expense. If the market price is not subsequently achieved the previously accrued bonus will be reversed. If the bonus is achieved, at the September 30th, final measurement date, the amount of cash paid is the ultimate measure of compensation. The employment agreements also contain non-competition, indemnification and other terms and provisions customary for agreements of this nature.
Retirement plan
In January 2005 Smart Move adopted a 401(k) Plan (“Plan”) to provide retirement benefits for its employees. Employees may contribute up to 90% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of 4% of the individual contribution percentage. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Matching contributions to the Plan totaled $28,974 and $12,723 for the year ended December 31, 2006 and 2005, respectively.
Legal Proceedings
On March 3, 2006, a Notice of Opposition to the Smart Move’s “SmartVault” trademark was filed with the U.S. Patent and Trademark Office on behalf of Smartbox Moving & Storage LLC (“Smartbox”), a Richmond, Virginia company. On November 6, 2006 the parties agreed to a settlement without monetary penalty and to withdraw of opposition.
16. Subsequent Events
On January 3, 2007 Smart Move, Inc. granted 8,676 shares of restricted common stock of Smart Move, Inc. in accordance with the terms of Smart Move, Inc.’s compensation plan for non-employee directors valued at $40,000.
On January 16, 2007, the Company formed a wholly owned subsidiary Rapid ID, Inc., a Colorado corporation. Rapid ID, Inc. has 1,000 shares issued and outstanding that were purchased by Smart Move, Inc. for $1.00.
In February 2007 Smart Move executed a 29 month lease agreement effective February 2007 for warehouse space that requires month payments of $13,359 and expires June 2009.

F 24

Exhibit Index

Exhibit No.	Description
2.2	Certificate of Merger
10.28	Form of Option Grant Agreement
10.34	Warehouse Sublease Agreement between ACC Acquisition, LLC and Smart Move, Inc, dated January 29, 2007
21.1	Subsidiaries of Smart Move, Inc.
24.1	Power of Attorney (included on signature pages hereto).
31.1	Certification of Chief Executive Officer of Smart Move, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Smart Move, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Smart Move, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.