Form 10QSB
period 2007-03-31
SMART MOVE, INC.
filed 2007-05-21
CIK 1349108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 001-32951
SMART MOVE, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	54-2189769

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification number
5990 Greenwood Plaza Blvd., Suite 390, Greenwood Village, CO 80111
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
As of May 15, 2007, the Registrant had outstanding 10,171,092 shares of common stock, $0.0001 par value per share.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Smart Move, Inc.
Balance Sheets

	March 31, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$10,360,560	$14,235,823
Account receivable trade, net of allowance of $25,000 and $40,274	187,342	121,280
Contracts in process	287,994	367,888
Prepaid and other	56,641	114,825

Total current assets	10,892,537	14,839,816

Property and equipment, net	12,947,405	9,662,213
Other assets	105,341	89,006

	13,052,746	9,751,219

Total assets	$23,945,283	$24,591,035

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,399,563	$797,508
Accrued interest	577,012	315,191
Deferred revenue	84,099	113,464
Deferred income tax	87,000	122,000
Current portion of long-term debt and notes payable, (face amount of $930,916 and $816,238) net of discounts of $579,387 and $522,599	351,529	293,639
Current portion of obligations under capital leases	84,130	84,130

Total current liabilities	3,583,333	1,725,932

Long-term liabilities:
Long-term debt and notes payable, less current portion, (face amount of $9,899,411and $10,179,971) net of discounts and offering costs of $5,528,716 and $5,695,423	4,370,695	4,484,548
Obligations under capital leases, less current portion	235,867	250,666
Deferred income tax	1,300,000	2,165,000

Total long-term liabilities	5,906,562	6,900,214

Total liabilities	9,489,895	8,626,146

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 10,171,092 issued and outstanding	1,017	1,017
Additional paid-in capital	17,159,565	17,064,807
Accumulated deficit	(2,705,194)	(1,100,935)

Total shareholders’ equity	14,455,388	15,964,889

Total liabilities and shareholders’ equity	$23,945,283	$24,591,035

The accompanying notes are an integral part of these financial statements.

Smart Move, Inc.
Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(unaudited)

Sales	$947,948	$741,855

Cost of moving and storage (exclusive of depreciation and amortization shown separately below)	1,055,605	860,712
Depreciation and amortization	433,017	215,190

Total cost of moving and storage	1,488,622	1,075,902

Gross loss	(540,674)	(334,047)

Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below and including noncash compensation of $62,650 for the three months ended March 31, 2007 and $750,000 for the three months ended March 31, 2006)	1,678,999	1,523,676
Depreciation and amortization	29,513	25,822
Impairment of note receivable	—	47,000

Total selling, general and administrative expenses	1,708,512	1,596,498

Operating loss	(2,249,186)	(1,930,545)

Other income (expense):
Interest income	149,076	36,193
Interest expense	(404,149)	(316,071)

Total other expense	(255,073)	(279,878)

Loss before income tax benefit	(2,504,259)	(2,210,423)
Income tax (benefit)	(980,000)	—

Net loss	$(1,524,259)	$(2,210,423)

Net loss per share:
Basic and diluted	$(0.15)	$(0.49)

Shares used to compute net loss per share:
Basic and diluted	10,171,092	4,470,506

The accompanying notes are an integral part of these financial statements.

Smart Move. Inc.
Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:	(unaudited)
Net loss	$(1,524,259)	$(2,210,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	462,530	241,012
Non-cash compensation	62,650	750,000
Bad debt (recovery)	(15,274)	—
Amortization of debt discount	113,584	90,341
Impairment of notes receivable	—	47,000
Deferred income tax benefit	(980,000)	—
Change in operating assets and liabilities:
Accounts receivable	(50,788)	(48,956)
Prepaid and other	58,184	(31,188)
Contracts in process	79,894	(5,220)
Accounts payable	177,116	124,200
Accrued interest	261,821	(126,503)
Deferred revenue	(29,365)	(52,944)

Net cash used in operating activities	(1,383,907)	(1,222,681)

Cash flows from investing activities:
Additions of property and equipment	(2,220,157)	(52,698)
Capitalized internal software	(70,518)	—
Deposits on equipment	—	(524,050)
Notes receivable	—	(47,000)
Deposits on office lease	(20,000)	—

Net cash used in investing activities	(2,310,675)	(623,748)

Cash flows from financing activities:
Proceeds from sale of member shares	—	25,000
Proceeds from notes payable	—	1,932,500
Notes payable issuance costs	—	(155,111)
Proceeds from bank debt	—	500,000
Payments on bank debt	(165,882)	(193,398)
Bank debt issuance costs	—	(4,500)
Payments on obligations under capital leases	(14,799)	(20,601)
Checks drawn in excess of available bank balances	—	(199,802)
Deferred offering costs	—	(257,995)

Net cash (used) in provided by financing activities	(180,681)	1,626,093

Net decrease in cash and cash equivalents	(3,875,263)	(220,336)
Cash and cash equivalents at beginning of period	14,235,823	3,344,071

Cash and cash equivalents at end of period	$10,360,560	$3,123,735

The accompanying notes are an integral part of these financial statements.

A Smart Move, Inc.
Statements of Cash Flows (continued)
(unaudited)

Three Months Ended March 31,	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,000	$353,000
Supplemental disclosure of noncash investing and financing activities:
Equipment acquired included in accounts payable	$1,457,047	—
Allocation of value of warrants and beneficial conversion feature in connection with debt offerings	$—	$1,424,764
Deferred offering costs in accounts payable	$—	$143,200
Recovery of deferred offering costs in accounts payable	$32,108	$—
Adoption of FIN 48 increase in deferred tax liability and accumulated deficit	$80,000	$—
The accompanying notes are an integral part of these financial statements.

Smart Move, Inc.
Notes to Financial Statements (unaudited)
Business Description
A Smart Move, L.L.C. dba Smart Move was formed and registered as a Colorado limited liability company on August 11, 2004. In July 2005 Smart Move commenced revenue producing activities and emerged from the development stage.
On December 6, 2006, immediately prior to our initial public offering, A Smart Move, L.L.C. merged into Smart Move, Inc. (“Smart Move” or the “Company”) a Delaware corporation. The purpose of the merger was to reorganize as a Delaware corporation. As a result of the merger all issued and outstanding shares of membership interest in A Smart Move, L.L.C. automatically converted into two shares of Smart Move, Inc. and all issued and outstanding options, warrants and notes exercisable to purchase or convertible into shares of membership interest of A Smart Move, L.L.C. will convert when exercised into two shares of Smart Move, Inc. As of the date of the merger the accumulated deficit of A Smart Move, L.L.C. was treated as a constructive distribution and reflected as a reduction in additional paid-in capital. All references to share amounts have been retroactively adjusted to reflect the merger as if the merger had taken place as of the beginning of the earliest period presented.
Smart Move provides intrastate, interstate and international moving services. Smart Move’s services involve arranging for packing and unpacking, shipping, insurance and storage of customers’ household goods by utilizing specialized containers owned by Smart Move called a SmartVaulttm.
Basis of Presentation
The accompanying (unaudited) interim financial statements have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to the financial statements included in Smart Move’s annual audited results filed on Form 10-KSB. The results of operations for the period ended March 31, 2007 are not necessarily an indication of operating results for the full year.
Advanced Billings
Smart Move recognizes advanced billings and the related deferred revenue of contracts in process on a net basis. Cash payments totaling $84,099 which were received on advanced billings as of March 31, 2007, are included in the financial statements as deferred revenue at March 31, 2007. The Company has advanced billings of approximately $388,087, as of March 31, 2007, which have not been recognized in accounts receivable or deferred revenue at March 31, 2007.
Customer Concentrations
At March 31, 2007, one customer accounted for 26% and another customer accounted for 15% of the Company’s accounts receivable. For the three months ended March 31, 2007 and 2006, no single customer accounted for more than 10% of total revenue.
Stock Based Compensation
There were no options granted or exercised in the period ending March 31, 2007. In accordance with Statement of Financial Accounting Standards No. 123, “Share-Based Payments”, (“SFAS 123R”) compensation costs related to share-based payments that vested during the three months ended March 31, 2007 recognized in the Statements of Operations was $52,650. On January 3, 2007 Smart Move, Inc. granted 8,676 shares of restricted common stock in accordance with the compensation plan for non-employee directors valued at $40,000 that vest during the year ended December 31, 2007. The Company has recognized $10,000 of expense for the three months ended March 31, 2007 relating to the stock grants. During the three months ended March 31, 2006, the Company issued 150,000 shares of stock valued at $750,000 to the CEO and CFO.

Smart Move, Inc.
Notes to Financial Statements (unaudited)
Loss Per Share
Loss per share is computed based on the weighted average number of shares outstanding each period. Convertible notes, stock options, unvested grants of restricted stock and warrants are not considered in the calculation, as the impact of the potential dilution (10,550,311 shares at March 31, 2007 and 5,207,840 shares at March 31, 2006) would be to decrease basic loss per share. Therefore, diluted loss per share is equivalent to basic loss per share for all periods shown.
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in those instances where FASB’s other accounting pronouncements require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective on January 1, 2008. The Company is currently evaluating the impact of this pronouncement on its financial statements.
Property and Equipment
Property and equipment consisted of the following:

	March 31,	December, 31
	2007	2006
	(unaudited)

SmartVaultsTM	$6,683,355	$4,361,161
GPS equipment	1,900,149	1,188,630
Vault mold	1,773,751	1,702,981
Rolling stock and trailers	3,773,853	3,732,415
Container components	506,217	—
Office equipment	366,891	341,825
Internal-use software development costs	70,518	—
Leasehold improvements	6,520	6,520

	15,081,254	11,333,532
Less accumulated depreciation	(2,133,849)	(1,671,319)

Property and equipment, net	$12,947,405	$9,662,213

Depreciation expense was $462,530 and $241,012 for the three months ended March 31, 2007 and 2006, respectively.
During the three months ended March 31, 2007, the Company began assembling a majority of its containers at its Denver warehouse. The Company receives the components consisting of the plastic walls, top, aluminum base, signage and GPS units and then assembles the components to create a completed container. The completed container is then shipped to a terminal for use. At March 31, 2007 the container components consisted of $330,968 of plastic sides and tops, $112,200 of GPS units and $43,064 of signage and $19,985 of various components.

Smart Move, Inc.
Notes to Financial Statements (unaudited)
The Company accounts for internal-use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use,” or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and will be depreciated using the straight-line method over an estimated useful life of three years, beginning when the software is ready for use. During the three months ended March 31, 2007 the Company capitalized $70,518 in accordance with SOP 98-1.
Long-Term Debt
A summary of long-tem debt and scheduled future maturities as of March 31, 2007 (unaudited) follows:

		2005 Bank	2006 January	2006 July	2006 Bank
Year Ending December 31,	2005 Notes	Note	Notes	Notes	Note	Total
2007 (9 months)	$111,306	$414,050	$—	$—	$125,000	$650,356
2008	479,987	178,221	—	—	166,667	824,875
2009	540,861	—	—	—	13,889	554,750
2010	609,456	—	1,932,500	—	—	2,541,956
2011	686,751	—	—	5,000,000	—	5,686,751
2012	571,639	—	—	—	—	571,639

Total	3,000,000	592,271	1,932,500	5,000,000	305,556	10,830,327
Less discounts	(580,858)	(12,372)	(1,299,317)	(3,476,004)	(12,476)	(5,381,027)
Less offering costs	(116,093)	—	(145,278)	(465,705)	—	(727,076)
Less current maturity	(225,984)	(538,265)	—	—	(166,667)	(930,916)
Current portion of discounts	172,912	12,207	140,818	243,801	9,649	579,387

Long-term portion	$2,249,977	$53,841	$628,723	$1,302,092	$136,062	$4,370,695

Income Taxes
On December 6, 2006, A Smart Move, L.L.C. merged into Smart Move, Inc. Upon the merger with the C-Corporation, the Company recorded a net deferred tax liability and income tax expense of $2,652,000.
On January 1, 2007 Smart Move, Inc. adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. As a result of the implementation of Interpretation 48, the Company recognized an $80,000 increase in the unrecognized tax liability, which was accounted for as an increase to the January 1, 2007, accumulated deficit. A reconciliation of the beginning and ending amount of unrecognized tax liabilities (unaudited) follows:

Balance at January 1, 2007	$(2,287,000)
Additions to tax basis of property and equipment	61,000
Reductions in tax basis of intangibles	(141,000)

Adjusted balance at January 1, 2007	(2,367,000)
Reductions in net deferred tax liability in current period	980,000

Balance at March 31, 2007	$(1,387,000)

Smart Move, Inc.
Notes to Financial Statements (unaudited)
We classify interest on tax deficiencies as interest expense; we classify income tax penalties as an operating expense. As of March 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.
Tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject. The Company has not been notified by any taxing jurisdictions of any pending examination.
The federal and state income tax (benefit) is summarized as follows (unaudited):

	Three Months Ended
	March 31,
	2007	2006
Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	(858,000)	—
State	(122,000)	—

	(980,000)	—

Income tax (benefit)	$(980,000)	$—

A reconciliation of the income tax (benefit) with amounts determined by applying the statutory U.S. federal income tax rate to loss before tax benefit is as follows (unaudited):

	Three Months Ended
	March 31,
	2007	2006
Provision (benefit)
Computed tax on book loss at the federal statutory rate of 35%	$(876,000)	$(774,000)
Pretax loss of A Smart Move, L.L.C. from January 1, 2006 to March 31, 2006 at the federal statutory rate of 35%	—	774,000
State taxes, net of federal benefit	(125,000)	—
Non-deductible incentive stock options and other	21,000	—

Income tax (benefit)	$(980,000)	$—

Smart Move, Inc.
Notes to Financial Statements (unaudited)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2007	2006
	(unaudited)
Current deferred tax assets (liabilities):
Deferred revenue	$34,000	$45,000
Allowance for doubtful accounts	10,000	16,000
Accrued vacation	3,000	3,000
Restricted stock award	4,000	—
Deferred expenses	(115,000)	(147,000)
Prepaid insurance	(23,000)	(39,000)

	(87,000)	(122,000)

Long-term deferred tax assets (liabilities):
Debt issuance costs	(26,000)	(18,000)
Organizational costs	53,000	196,000
Net operating loss carryforwards	1,451,000	394,000
Beneficial conversion features and warrant allocation on debt offerings	(2,152,000)	(2,191,000)
Property and equipment	(626,000)	(546,000)

	(1,300,000)	(2,165,000)

Net deferred tax (liability)	$(1,387,000)	$(2,287,000)

At March 31, 2007, the Company had available unused operating loss carryforwards that expire in 2021 and 2022, that may be applied against future taxable income of approximately $3.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this report, including our estimates of the number of moves we expect to book as well as projections regarding our plans during 2007 and beyond and in the amount of certain expected expenses for 2007, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “predict”, “project”, “target”, and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-KSB for the year ended December 31, 2006.
Our Business
A Smart Move, L.L.C. was formed as a Colorado limited liability company (the “LLC”) on August 11, 2004. On December 6, 2006, A Smart Move, L.L.C. merged into Smart Move, Inc. (“Smart Move or the Company”), a Delaware corporation and wholly owned subsidiary of the LLC. Smart Move was formed to provide an alternative method of moving household goods through the use of our proprietary SmartVaultstm shipping containers. In June 2005, we began providing services to our customers. We provide intrastate and interstate moving services from 61 of the largest U.S. metropolitan centers from the terminals of our primary transportation provider UPS Freight. We have begun providing service to national van lines that include the use of SmartVaulttm containers to fill orders for small customers whose shipments require an expedited or time guaranteed service. In addition there is an increased demand from corporate clients who need specialized transportation services for high value products that require specialized handling and tracking capabilities. We utilize UPS Freight for outsourcing our transportation in order to obtain market penetration faster with less infrastructure costs than traditional movers.
Smart Move Strategy
The Smart Move solution provides a flexible, competitively priced and secure moving alternative for the consumer. To compete in the multi-billion dollar annual US moving and storage market, we have designed our business model so that it provides for:
•	Efficient utilization of our proprietary SmartVaulttm containers which is achieved by ensuring that our containers are shipped back from the original destination to the nearest available terminal where they can be utilized in the most efficient manner and by shipping them through long distance courier;

•	Ability to control costs by outsourcing transportation, warehousing, and moving labor;

•	Ability to open new markets with limited capital;

•	Utilization of state of the art GPS tracking and barcode technology; and

•	Ability to expand markets and increase revenue opportunities.
Summary of Financial Results
We are an early stage company and reported our first revenues in July 2005. We believe that growth of our property and equipment and increase in sales are key measurements of Smart Move’s financial results as we build out our national growth plans. For the three months ended March 31, 2007, sales were $947,948, compared to $741,855 in the same period last year or an increase of 28%. The net loss for the three months ended March 31, 2007 was $1,524,259 compared to a net loss of $2,210,423 for the three months ended 2006. The decrease in the loss is primarily due to a stock grant to certain officers and options grants to employee for total non-cash compensation of $750,000 for the three months ended March 31, 2006 compared to $62,650 of non-cash compensation for the three months ended March 31, 2007; an increase in interest expense of $88,078, increase in depreciation expense of $221,518 and an increase in selling general and administrative expenses primarily related to the expansion to a national company of $155,323, offset by a income tax benefit of $980,000 for the three months ended March 31, 2007; net basic loss per share for three months ended March 31, 2007 was $0.15, compared to $0.49 reported in the same period last year.

Our property and equipment, increased for the three months ended March 31, 2007 by over $3.7 million to $15.1 (before accumulated depreciation), of which $3.6 was attributable to SmartVaultstm purchases, GPS units and container components. We will continue to invest in SmartVaultstm to meet anticipated business demands through 2007.
Cash flows used in operations for the three months ended March 31, 2007 was $1,383,907 compared to cash used of $1,222,681 for the same period in 2006. The use of cash was primarily due to the period operating loss offset by non-cash items of depreciation expense of $462,530, and, amortization of debt discounts of $113,584 and an increase in accounts payable of $177,116 and increase in accrued interest of $261,821.
The following summarizes sales by quarter, the reduction in quarterly gross loss (exclusive of depreciation) as a percentage of sales and quarterly additions to property and equipment for the following periods.

Three Months
Ended
March 31,
Sales:
2007	$947,948
2006	741,855
Percentage change from 2006 to 2007	28%
Quarterly gross loss as a percentage (exclusive of depreciation and amortization) of 2007 sales	(11)%
Quarterly gross loss as a percentage (exclusive of depreciation and amortization) of 2006 sales	(16)%
Additions to property and equipment in 2007	$3,747,722
Additions to property and equipment in 2006	$52,698
The presentation above reflects that the Company has reduced its gross loss as a percentage of sales (exclusive of depreciation and amortization). This analysis reflects an overall improvement in the cost effectiveness of the Company’s sales efforts in our current expansion to 61 centers as part of its national rollout. Smart Move has increased total sales and enhanced logistics efficiencies of the Company’s operations, while at the same time mitigating costly inefficiencies in the supply chain and reducing the proportion of sales-related expenses associated with brand development and improved customer service. The planned expansion of our container fleet and increased utilization of assets comprising the fleet will help reduce operating expenses associated with repositioning of containers. We also anticipate that our existing level of fixed operating costs will support a proportionately higher level of sales revenues attributable to growth within existing markets, resulting in higher operating margins. During the three months ended March 31, 2007, the Company incurred repositioning costs of approximately $112,792 (or 12% of Sales) to position version 1 SmartVaults™ for use in local storage.

Principal Costs and Expenses:
Our principal costs and expenses consist of:
•	Cost of Revenues: Cost of moving and storage represents the cost we incur to transport and store the SmartVaultsTM. These costs include fixed and variable costs which in the early stages of our operations burdened a relatively small amount of revenue. Such charges included depreciation, charges for storage and other related charges. We consider the amount of the fuel surcharges in effect at the time that we provide a bid for services to a potential customer. However, after a customer contracts with us we are subject to the risk that the fuel surcharge applicable to a move may increase. In times of fuel price instability, increases in fuel surcharges imposed on us after our commitment to a move and prior to delivery are borne by us and are not passed on to the customer, resulting in reductions in gross margins.

•	Depreciation and Amortization: Depreciation and amortization represent the costs attributable to our containers, forklifts, flatbed trailers and GPS units.

•	Selling, General and Administrative Expenses: Our selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, insurance expense, professional fees, property and other taxes, licenses, administrative overhead, and depreciation associated with office property and equipment.

•	Interest Expense: Interest expense represents the interest on our outstanding debt instruments and includes amortization of our debt issuance costs and debt discounts.
Revenues Subject to Completion
The majority of our sales in 2007 were to the general public. As of March 31, 2007 we had over 230 moves in progress which, when completed, will represent revenue of approximately $772,000. These moves were in various stages of completion at March 31, 2007. A portion of the direct and incremental costs are included in deferred costs and a portion of the revenue is included in deferred revenue.
Future Revenues and Operating Expenses
We have had a short operating history and are continuing to expand in our market place. Although our expectations may not be realized, we anticipate that our revenue and operating expenses will increase substantially for the following reasons:
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
Critical Accounting Policies; Use of Estimates
The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses in our financial statements. On an ongoing basis, we evaluate our estimates, including tangible assets used in moves, bad debts, investments, financing operations, long-term service contracts, and contingencies. We base our estimates where possible on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting polices affect our more significant judgments and estimates used in the preparation of our financial statements.
Revenue and Cost Recognition
We recognize service revenue and expenses at completion of the contract for service. This involves deferring direct and incremental moving expenses, including freight and handling costs and the related revenue until completion of the service contract. We recognize advance billings and the related deferred revenue for contacts in process on a net basis. We had advanced billings and the related deferred revenue of approximately $388,087, which have not been recognized on our balance sheet, at March 31, 2007. As of March 31, 2007, we deferred expenses of $287,994 on contracts in process and deferred revenue of $84,099 of cash payments received on contracts in process. We incur costs as the move is completed and generally receive payment for the full move upon delivery, and as a consequence our deferred expenses exceed our advance payments for contracts for services that span the end of a given month and the beginning of the following month. The deferral of these costs is necessary to properly match revenue with direct and incremental moving expenses. If we were to recognize these costs as period costs then our growth in services would result in increased gross loss. For the period ending March 31, 2007, if the deferred costs were expensed, gross loss would be increased by $287,994.
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
Credit Risk, Service Provider and Supplier Risk
Customers are generally required to pay for their move upon delivery. We mitigate credit risk with respect to trade accounts receivable by extending credit terms only to a limited number of our customers that we deem creditworthy. At March 31, 2007 we had an allowance of $25,000 for estimated credit losses from moves for periods prior to a change in our credit and billing procedures. We continually review the adequacy of the allowance for doubtful accounts and believe we will not incur significant credit losses in the future.

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
Stock Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock based compensation is recognized on a straight-line basis over the requisite service period. The amount of compensation expense recognized for options with a graded vesting schedule equals no less than the portion of the award that is vested. SFAS 123R supersedes our previous accounting under APB 25 for periods beginning on or after January 1, 2006. That cost is expected to be recognized over the weighted-average period of the next 11 quarters (the Company recognizes compensation expense straight-line over the vesting term of the option grant). The Company recognized compensation expense related to these options of $52,650 for the three months ended March 31, 2007. In January of each year the Company awards restricted stock grants to its non-employee directors of $10,000 per director ($40,000 for 2007). These stock grants vest one half at June 30th and the other half at December 31st of each year. The Company expenses these stock grants using the straight-line method over the vesting term and recognized $10,000 of compensation expense during the three months ended March 31, 2007. We expect that equity-based compensation expense for fiscal 2007 and 2008 from existing awards will be approximately $250,600 per year. This amount represents both stock option awards and restricted stock grants. The performance based portion of the 342,000 options issued to our CEO and CFO in September of 2006 are not included in the equity-based compensation expense described above. Management has determined the performance targets as stated in the employment agreements are not probable. In the event the performance targets become probable, the equity-based compensation expense would increase annually in 2007 and 2008. Any future significant awards or changes in the estimated forfeiture rates of stock options and stock grants may impact these estimates.
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
The use of the Black-Scholes model requires that we estimate the fair value of the underlying equity instruments issuable upon the exercise of options and warrants and the conversion of convertible debt into equity. In determining the fair value of our options, warrants and convertible debentures we utilize the market price for our shares and valuations prepared by independent valuation consultants.
In accordance with EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” options, warrants and convertible debentures with registration rights deemed outside of our control are reflected as liabilities and marked to estimated fair value in our financial statements.
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligation as of March 31, 2007.

	Payment Due by Period
		2007
	Total	(9 months)	2008	2009	2010	2011	2012
Long-term debt obligations:(1)
Principal	$10,830,327	$650,356	$824,875	$554,750	$2,541,956	$5,686,751	$571,639
Interest	4,128,273	829,583	1,026,135	953,284	884,594	405,716	28,961
Capital leases	345,590	86,404	115,205	115,205	28,776	—	—
Operating leases	853,271	208,581	283,160	201,470	119,780	40,280	—
GPS service	426,648	66,204	88,272	88,272	88,272	88,272	7,356

	$16,584,109	$1,841,128	$2,337,647	$1,912,981	$3,663,378	$6,221,019	$607,956

(1)	Long-term debt obligations reflect payments for the principal and interest that is based on rates that range from 8.23% to 12.00%
Smart Move, Inc. entered into employment agreements with the CEO and CFO in 2006. The agreements provide for base salaries of $188,000 and $175,000, respectively. The officers are eligible for cash bonuses up to 50% of base salaries. In addition, they were granted 342,000 options that vest based upon exceeding certain performance targets. On April 27, 2007 the Board of Directors voted to approve the Compensation Committee’s recommendation to increase executive salaries to $196,000 in the case of the Chief Executive Officer and $182,400 in the case of the Chief Financial Officer with the adjustments to be effective from February 15, 2007. In addition the performance criteria applicable for the cash bonuses during 2007 will consist of two components, an EBITDA target threshold to be measured both semi-annually and annually, and an annual target for “number of moves.” If the CEO and CFO meet the targets they will be eligible for cash bonuses to be earnable up to the greater of 50% of base salary or $125,000, in the case of the Chief Executive Officer, and up to the greater of 50% of base salary or $110,000 in the case of the Chief Financial Officer. At March 31, 2007, $23,500 has been accrued for the estimated amount of the bonuses.

In January of 2007, the Company entered into a 5 year commitment with a new provider for air time service for its GPS units, the agreement calls for a one time set up fee and a monthly charge per unit. The current monthly fee is approximately $7,356, through January 2012 which will increase as new containers are added to service.
Results of Operations
Comparison of the three months ended March 31, 2007 and 2006
Sales

	For the
	Three Months Ended
	March 31,
	2007	2006	% Change
	(In thousands, except
	percentages)
Sales	$948	$742	28%
Net revenues increased $206,093 during the three months ended March 31, 2007 as compared to the comparable period in the prior year. The increase in revenues can be attributed to operating in a larger market of 61 Metropolitan Service Areas (“MSA’s”) as of March 31, 2007 compared to 40 MSA’s in 2006, as well as revenue from commercial and national van lines in 2007 compared to none in 2006.
Total cost of moving and storage

	For the
	Three Months Ended
	March 31,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total cost of moving and storage	$1,489	$1,076	38%
Gross loss percent of sales	(57)%	(45)%
Cost of moving and storage (exclusive of depreciation and amortization)

	For the
	Three Months Ended
	March 31,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total cost of moving and storage (exclusive of depreciation and amortization)	$1,056	$861	23%
Gross loss percent (exclusive of depreciation and amortization) of sales	(11)%	(16)%

Cost of moving and storage consists primarily of the cost of transportation (freight) to transport the containers. Our cost of moving and storage for the three months ended March 31, 2007 was $1,488,622, resulting in a gross loss of $540,674, compared to the three months ended March 31, 2006 of cost of moving storage of $1,075,902 and a gross loss of $334,047. Our gross loss increased $206,627. The increase in the gross loss is attributable to an increase in depreciation expense due to the addition of 21 MSA’s and additional SmartVaultsTM. Also included in cost of moving and storage for the three months ended March 31, 2007 was $433,017 of depreciation on our SmartVaultsTM, forklifts, GPS units and flat bed trailers compared to depreciation of $215,190 for the three months ended March 31, 2006. This is an increase of $217,827. Our gross profit percentage has been negatively impacted by both our high depreciation costs associated with the operational fixed assets necessary to establish the national expansion of the business and inefficiencies in our supply chain and in the three months ended March 31, 2007 we incurred repositioning costs of approximately $112,792 (or 12% of Sales) to position version 1 SmartVaults™ for use in local storage.
We believe the operational costs caused by inefficiencies in the supply chain and expenses associated with the establishment of the brand and delivery of higher customer service will decrease and stabilize as we transition from our national expansion and begin concentrating on sales growth and improved execution in our logistics. Increasing sales revenues in existing locations will also help overcome fixed operational costs and contribute to higher operating margins. In addition, by increasing the size of our fleet of containers we will lower other operating costs by lowering repositioning expenses. We anticipate that administrative costs will increase at a slower rate than the anticipated sales revenue increases.
Total selling, general and administrative expenses

	For the
	Three Months Ended
	March 31,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total selling, general and administrative expenses	$1,709	$1,596	7%
As a percentage of sales	180%	215%
Total selling general and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Total selling, general and administrative expenses were $1,708,512 for the three months ended March 31, 2007 compared to $1,596,498 for the three months ended March 31, 2006, or an increase of $112,014. The majority of the change is comprised of salaries and wages for three months ended March 31, 2007 of $522,350 (including $62,650 of non-cash compensation) compared to salaries and wages for three months ended March 31, 2006 of $1,055,729 (including non-cash compensation of $750,000) or a decrease of $533,379, offset by an increase of legal and accounting of $140,259, an increase in advertising and marketing of $190,903, an increase in market lead purchases of $74,067, an increase of director fees of $85,000 and an increase in bad debts of $49,043.
Also in total selling, general and administrative expenses was depreciation expense of $29,513, for the three months ended March 31, 2007 compared to $25,822, for the three months ended March 31, 2006. We expect selling, general and administrative expenses to increase modestly as we transition from our national rollout to concentrating on sales growth. It is our expectation that these expenses will continue to decrease as a percentage of revenue if we are successful in expanding our sales.

We will continue to increase advertising and marketing expenses as we expand markets and sales efforts. These expenses include web leads purchased from moving portals, pay per click programs, key word placements, internet yellow page directories, and other web advertising.
Total other expense, net

	For the
	Three Months Ended
	March 31,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total other expense, net	$255	$280	(9)%
As a percentage of sales	27%	38%
Total other expense consists primarily of interest expense and interest income. Interest expense for the three months ended March 31, 2007 was $404,149 compared to $316,071 for the three months ended March 31, 2006. The increase is directly attributable to higher debt levels to fund our equipment purchases and operating loss. Interest income for the three months ended March 31, 2007 was $149,076 compared to $36,193 in the prior year.
As a result, the Company reported a loss before income taxes of $2,504,259 for the three months ended March 31, 2007 compared to a net loss of $2,210,423 for the three months ended March 31, 2006. The increase in the loss before income taxes is attributable primarily to an increase in depreciation expense of approximately $221,000, an increase in selling, general and administrative expenses of approximately $795,673 and offset by a reduction of non-cash compensation of approximately $687,350.
For the three months ended March 31, 2007 we recorded an income tax benefit of $980,000 compared to none in the prior year as we were a limited liability company treated as a partnership for income tax purposes. The tax benefit is a result of the reduction in the deferred tax liability originally recognized when we became a taxable corporation in December 2006. The deferred tax liability has been reduced primarily by net operating losses generated by the Company since December 2006 as a C-Corporation. Future tax benefits will be recognized in our statement of operation up to the $1,387,000 deferred tax liability at March 31, 2007. We expect that beginning in the third quarter of 2007 the deferred tax liability will be reduced to zero and we will not recognize a tax benefit on additional net operating losses until we generate taxable income and the use of the net operating losses is more likely than not.
As a result, the Company reported a net loss of $1,524,259 for the three months ended March 31, 2007 compared to a net loss of $2,210,423 for the three months ended March 31, 2006. Net loss per basic and diluted shares was $0.15 for the three months ended March 31, 2007 compared to $0.49 for the three months ended March 31, 2006. Net loss per share is based upon weighted average shares outstanding of 10,171,092 for the three months ended March 31, 2007 compared to 4,470,506 for the three months ended March 31, 2006. The increase in weighted average shares is primarily due to the shares issued in our December 2006 IPO and private offerings in September of 2006.

Issuance of Stock Options
We have adopted our 2006 Equity Incentive Plan (“Plan”). We are authorized to issue up to 1,400,000 shares of common stock shares under the Plan pursuant to options, rights and stock awards. The Plan is administered by the Board of Directors. The exercise price of options granted under the Plan is determined by the Board of Directors at an amount no less than the market price of our common stock at the date of grant. The exercise prices of our options granted prior to our IPO were set by the Board of Directors based upon contemporaneous equity transactions at or near the time options were granted. Our Board of Directors determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. Options are granted with terms not to exceed ten years. On December 28, 2006, we granted 432,000 incentive stock options to our employees at an exercise price of $4.73, the closing price of our common stock on December 29, 2006. In addition effective January 3, 2007, we granted 8,676 shares of restricted stock to each of our four outside directors in accordance with the terms of Company’s compensation plan for non-employee directors.
Liquidity and Capital Resources
As a new public company, we will incur legal, accounting and other expenses that we did not incur as a private company related to the SEC’s reporting requirements under the Securities Exchange Act of 1934, as amended, and compliance with the various provisions of the Sarbanes-Oxley Act of 2002. We expect the legal, accounting and other expenses that we incur as a public company on an annual basis to be at least $500,000.
We have financed our operations through the sales of our equity and debt securities. The total amount of equity capital raised since the Company’s inception in August 2004 is approximately $23.5 million, the issuance of convertible debentures for gross proceeds of $10 million and bank and capital lease financing on equipment purchases totaling $2.7 million. We had cumulative net losses totaling $15.5 million through March 31, 2007. At March 31, 2007 we had working capital of $7.3 million.
With the completion of our initial public offering we believe as of March 31, 2007, we have the capital necessary to implement our expansion plan and continue our operations for a minimum of 10 months. Depending upon sales volume, including the success of new sales and marketing channels and the volume from national van lines, we may need to acquire more SmartVaulttm containers than originally planned. If these new sales and marketing initiatives produce the anticipated results, we will need to raise additional capital to meet container needs. We are exploring options to raise additional capital to meet these requirements.
Cash Flows
Smart Move’s largest source of cash flow is cash collections from customers. Smart Move’s standard payment term is the entire balance is due when the containers are delivered to the customer’s destination point. Net cash used in operations was $1,383,907 for the three months ended March 31, 2007. Cash was consumed by the net loss of $1,524,259, less non-cash expenses of $462,530 for depreciation, $113,584 of amortization of debt discounts, $62,650 of non-cash compensation, offset by a non cash costs of deferred income tax benefit of $980,000 and a bad debt recovery of $15,274. Cash was also consumed by increases in accounts receivable of $50,788 and deferred revenue of $29,365 during the period. An increase in accounts payable of $177,116, an increase in accrued interest of $261,821, decrease in contracts in process of $79,894 and a decrease in prepaid of $58,184 provided cash.
Investing Activities
For the three months ended March 31, 2007 net cash outflows from investing activities of approximately $2.3 million was attributable to purchases of property and equipment totaling $2.2 million, investment in capitalized software of approximately $70,000 and a deposit on office lease of $20,000.

Financing Activities
For the three months ended March 31, 2007 financing activities consisted primarily of repayments on debt and capital leases of $180,681.
Convertible Promissory Notes
At March 31, 2007, we have outstanding $8,000,000 in principal amount of secured promissory notes and $1,932,500 in unsecured promissory notes. The secured promissory notes bear interest at 10% to 12% per annum. The 2005 notes in the amount of $3,000,000 pay interest only for the first two years after they were issued in October 2005. On the third anniversary of their issuance, we will begin paying principal on the notes over a five-year period, paid monthly. The July 2006 note in the amount of $5,000,000 bear interest only for 5 years and the principal is due at maturity. Secured promissory notes of $3,000,000 may be prepaid in whole or part without any prepayment penalty. The remaining $5,000,000 of secured notes are subject to a 2% pre-payment penalty for the first two years, unless the stock trades at a 25% premium to the initial public offering price of our stock. The promissory notes are secured by a first lien on all our container assets. The principal amount of these promissory notes may be converted into shares of our common stock at the option of the holders.$3.0 million of these notes may be converted at a price of $5.00 per share and $5.0 million may be converted at a price of $3.75. The unsecured promissory notes bear interest at 10% per annum. The unsecured promissory notes pay interest only for the first five years after they were issued in January 2006. The balance is due in December 2010. The promissory notes may be prepaid in whole or part without any prepayment penalty. The principal amount of these promissory notes may be converted into shares of our common stock at the option of the holders at a price of $3.75.
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
The fair value of our cash and short-term investment portfolio at March 31, 2007, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.
The face value of our long-term debt at March 31, 2007, including current maturities, was approximately $10.8 million compared to a carrying value of $4.7 million reflecting discounts of approximately $6.1 million. Our long-term debt is at fixed interest rates ranging from 8.23% to 12.00%. The potential increase in interest expense resulting from a hypothetical 10% increase in the average interest rates applicable to our long-term debt at March 31, 2007 would be approximately $30,000 per quarter.

Item 4. Controls and Procedures
As of September 30, 2006, December 31, 2006 and again at March 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
During the quarter ending March 31, 2007, we introduced new mitigation protocols for the proprietary software we use to record transactions and events in customer service, logistics and operations areas to consolidate this information in accounting and finance reports. We are currently testing, evaluating and refining these software integration processes and reviewing additional staffing requirements for our internal accounting department. We have identified certain accounting staff positions we intend to fill and will be meeting with qualified applicants.
Our management recognizes that additional time will be required not only for implementation of these measures, but also for testing their effectiveness and ensuring that we engage appropriate staff to work with management in monitoring their continued effectiveness. Management intends to continue implementation and testing of the new mitigation protocols and to review the qualifications of candidates for accounting positions. We previously anticipated that all of these processes would be completed by June 30, 2007, however based upon the time required during the implementation of the accounting software processes we now believe that September 30, 2007 is a more realistic completion target. We believe that the completion of these steps will enable us to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. In addition to implementing and testing the measures listed above, we will continue to evaluate our disclosure controls and procedures, and to seek to implement, on a timely basis, changes to our disclosure controls and procedures that may be necessary to keep them effective in light of our Company maturing as a public company, any changes in the nature of our business and any rapidly changing environment, and improve them.
During the quarter ended March 31, 2007, there were no changes in an internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item. 1 Legal Proceedings
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

As of the date of this filing Smart Move, Inc. does not anticipate any significant variance in the use of proceeds as disclosed in the prospectus dated December 7, 2006. As of March 31, 2007 the Company has expended approximately $2,300,000 on purchases of property and equipment, $26,000 for interest expense and approximately $250,000 for marketing and $1.4 million for working capital.
The proceeds are invested in insured, interest-bearing accounts or short term investment-grade securities. We did not pay any of the net proceeds of the IPO directly or indirectly to any director, officer, or persons owning 10 percent or more of our stock or affiliate of Smart Move, Inc.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES
In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART MOVE, INC.
Date: May 21, 2007	By:	/s/ Chris Sapyta
Title: Chief Executive Officer
(Principal Executive Officer)

SMART MOVE, INC.
Date: May 21, 2007	By:	/s/ Edward Johnson
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
†3.1	Certificate of incorporation, as amended and restated
†3.2	Bylaws
*10.1	Summary of Compensation of Named Executive Officers
#10.34	Warehouse Sublease Agreement between ACC Acquisition, LLC and Smart Move, Inc. dated January 29, 2007
**31.1	Certification pursuant to Section 302 of the SOX
**31.2	Certification pursuant to Section 302 of the SOX
**32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the SOX

†	Previously filed with Smart Move’s registration statement on Form SB-2 (SEC File No. 333-137931) and incorporated by reference herein

*	Incorporated by reference to Smart Move’s current report on Form 8-K filed on April 26, 2007

#	Incorporated by reference to Smart Move’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (File No. 001-32951

**	Filed herewith