Form 10QSB
period 2007-06-30
SMART MOVE, INC.
filed 2007-08-15
CIK 1349108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
As of August 8, 2007, the Registrant had outstanding 10,695,100 shares of common stock, $0.0001 par value per share.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑
The accompanying notes are an integral part of these financial statements.

Cautionary Note regarding Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. In many, but not all, cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will” and “would” or the negative of these terms or other similar expressions. These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect changes in our expectations or future events. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future, causing our actual results to differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to, certain specific risks discussed in Management’s Discussion and Analysis contained in this Quarterly Report and risks relating to effects of competition, general economic conditions, changes in laws or regulations and other matters discussed under “Risk Factors” in our most recent registration statement on Form SB-2/A, as filed with the Securities and Exchange Commission in April 2007 and declared effective in May 2007. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Please consider our forward-looking statements in light of those risks as you read this report.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Smart Move, Inc.
Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,698,425	$14,235,823
Account receivable trade, net of allowance of $49,000 and $40,274	377,022	121,280
Packing supplies	104,644	—
Contracts in process	476,744	367,888
Prepaid and other	166,091	114,825

Total current assets	3,822,926	14,839,816

Property and equipment, net	17,848,133	9,662,213
Other assets	105,876	89,006

	17,954,009	9,751,219

Total assets	$21,776,935	$24,591,035

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,035,180	$797,508
Accrued interest	627,412	315,191
Deferred revenue	228,239	113,464
Deferred income tax	—	122,000
Current portion of long-term debt and note payable, (face amount of $1,076,082 and $816,238 net of discounts of $476,959 and $522,599)	599,123	293,639
Current portion of obligations under capital leases	87,185	84,130

Total current liabilities	4,577,139	1,725,932

Long-term liabilities:
Long-term debt and notes payable, less current portion, (face amount of $7,655,861 and $10,179,971 net of discounts and offering costs of $4,089,533 and $5,695,423, respectively.)	3,566,328	4,484,548
Obligations under capital leases, less current portion	204,520	250,666
Deferred income tax	—	2,165,000

Total long-term liabilities	3,770,848	6,900,214

Total liabilities	8,347,987	8,626,146

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized 10,695,100 and 10,171,092 issued and outstanding, respectively	1,069	1,017
Additional paid-in capital	18,587,712	17,064,807
Accumulated deficit	(5,159,833)	(1,100,935)

Total stockholders’ equity	13,428,948	15,964,889

Total liabilities and stockholders’ equity	$21,776,935	$24,591,035

The accompanying notes are an integral part of these financial statements.

Smart Move, Inc.
Statements of Operations

	Three Months Ended June 30,
	2007	2006
	(unaudited)
Sales	$1,344,171	$994,614

Cost of moving and storage (exclusive of depreciation, amortization and impairment shown separately below)	1,609,526	1,320,597
Depreciation, amortization and impairment	877,708	216,342

Total cost of moving and storage	2,487,234	1,536,939

Gross loss	(1,143,063)	(542,325)

Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	1,535,354	2,580,516
Depreciation and amortization	38,107	19,980

Total selling, general and administrative expenses	1,573,461	2,600,496

Operating loss	(2,716,524)	(3,142,821)

Other income (expense):
Interest income	110,654	34,483
Interest expense	(1,235,769)	(309,024)

Total other expense	(1,125,115)	(274,541)

Loss before income tax benefit	(3,841,639)	(3,417,362)
Income tax (benefit)	(1,387,000)	—

	$(2,454,639)	$(3,417,362)

Net loss per share:

Basic and diluted	$(0.23)	$(0.75)

Shares used to compute net loss per share:
Basic and diluted	10,476,941	4,559,764

The accompanying notes are an integral part of these financial statements.

Smart Move, Inc.
Statements of Operations

	Six Months Ended June 30,
	2007	2006
	(unaudited)
Sales	$2,292,119	$1,736,469

Cost of moving and storage (exclusive of depreciation, amortization and impairment shown separately below)	2,665,131	2,181,309
Depreciation, amortization and impairment	1,310,725	431,532

Total cost of moving and storage	3,975,856	2,612,841

Gross loss	(1,683,737)	(876,372)

Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	3,214,353	4,104,192
Depreciation and amortization	67,620	45,802
Impairment of note receivable	—	47,000

Total selling, general and administrative expenses	3,281,973	4,196,994

Operating loss	(4,965,710)	(5,073,366)

Other income (expense):
Interest income	259,730	70,676
Interest expense	(1,639,918)	(625,095)

Total other expense	(1,380,188)	(554,419)

Loss before income tax benefit	(6,345,898)	(5,627,785)
Income tax (benefit)	(2,367,000)	—

Net Loss	$(3,978,898)	$(5,627,785)

Net loss per share:

Basic and diluted	$(0.39)	$(1.25)

Shares used to compute net loss per share:
Basic and diluted	10,324,861	4,515,382

Smart Move, Inc.
Statements of Cash Flows

	Six Months Ended
	June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,978,898)	$(5,627,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,254,281	477,334
Impairment	124,064	—
Non-cash compensation	116,982	2,500,000
Bad debt allowance	8,726	—
Amortization of debt discount	1,100,225	155,177
Amortization of warrants for securities	—	5,893
Impairment of notes receivable	—	47,000
Loss on asset retirement	—	7,446
Deferred income tax benefit	(2,367,000)	—
Change in operating assets and liabilities:
Accounts receivable	(264,468)	(85,611)
Prepaid and other	(51,266)	(22,490)
Packing supplies	(104,644)	—
Contracts in process	(108,856)	(158,211)
Accounts payable	1,036,457	1,153,461
Accrued interest	312,221	78,510
Deferred revenue	114,775	(37,043)

Net cash used in operating activities	(2,807,401)	(1,506,319)

Cash flows from investing activities:
Additions of property and equipment (excluding items under capital lease)	(8,330,942)	(1,536,717)
Deposits on equipment	(24,200)	(44,000)
Notes receivable	—	(47,000)

Net cash used in investing activities	(8,355,142)	(1,627,717)

Cash flows from financing activities:
Proceeds from issuance and sale of member shares or common stock	—	25,000
Proceeds from issuance of notes payable	—	1,932,500
Notes payable issuance costs	—	(155,111)
Proceeds from bank debt	—	500,000
Payments on bank debt	(331,764)	(359,278)
Bank debt issuance costs	—	(4,500)
Payments on obligations under capital leases	(43,091)	(41,607)
Checks drawn in excess of available bank balances	—	(199,802)
Deferred offering (costs) recovery	—	(523,566)

Net cash (used in) provided by financing activities	(374,855)	1,173,636

Net increase in cash and cash equivalents	(11,537,398)	(1,960,400)
Cash and cash equivalents at beginning of period	14,235,823	3,344,071

Cash and cash equivalents at end of period	$2,698,425	$1,383,671

The accompanying notes are an integral part of these financial statements.

A Smart Move, Inc.
Statements of Cash Flows (continued)
(unaudited)

Six Months Ended June 30,	2007	2006
Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$227,472	$385,546
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired included in accounts payable	$1,233,323	$2,234,849
Allocation of value of warrants and beneficial conversion feature in connection with debt offerings	$—	$1,388,799
Deferred offering costs in accounts payable	$—	$213,347
Recovery of deferred offering costs in accounts payable	$32,108	$—
Adoption of FIN 48 increase in deferred tax liability and accumulated deficit	$80,000	$—
Conversion of debt to equity	$1,373,867	$—

Smart Move, Inc.
Notes to Financial Statements (unaudited)
Organization and Description of Business
Smart Move, Inc., a Delaware corporation (“Smart Move” or the “Company”), is a moving services company which offers an alternative method of moving household and other goods using the Company’s proprietary, tracking technology-enabled container, called a SmartVaulttm. Smart Move provides intrastate, interstate and international containerized moving services on behalf of a diverse client base, including arranging for packing and unpacking, shipping, insurance and storage of customers’ household, commercial, and other goods. The Company also is engaged in developing tracking solutions using bundled GPS and wireless telephone technology components to be marketed separately to selected customer categories or as a component of the Company’s moving services provided to certain clients.
In connection with Smart Move’s initial public offering (“IPO”) in December 2006, the Company’s predecessor entity, A Smart Move, L.L.C., a Colorado limited liability company which began business operations in June 2005, merged into Smart Move. When the merger became effective on December 6, 2006, all issued and outstanding shares of membership interest in A Smart Move, L.L.C. automatically converted into two shares of the Company’s common stock, and all previously issued and outstanding options, warrants and notes with rights to purchase or convert into shares of membership interest in A Smart Move, L.L.C. automatically became eligible to purchase or convert into two shares of Smart Move, Inc. common stock. As of the date of the merger the accumulated deficit of A Smart Move, L.L.C. was treated as a constructive distribution and reflected as a reduction in additional paid-in capital. All references to share amounts in this report for pre-merger time periods have been retroactively adjusted to reflect the merger as if the merger had taken place as of the beginning of the earliest period presented.
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to quarterly reports on Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six-month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The condensed balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in Smart Move’s annual report on Form 10-KSB for the year ended December 31, 2006.
Liquidity
Prior to our initial public offering we obtained financing for our operations primarily through the sales of our equity and debt securities in private placement transactions. The total amount of equity capital raised since the Company’s inception in August 2004 is approximately $23.5 million, the issuance of convertible debentures for gross proceeds of $10 million and bank and capital lease financing on equipment purchases totaling $2.7 million.
With the completion of our initial public offering, and the anticipated new business volumes from our initial national van line marketing alliance, we began to build containers to meet these forecasted move volumes. As we monitored our internal move volumes and considered the estimates furnished by the initial van line alliance partner with whom we were pursuing a strategic initiative to jointly market our services, we believed that we would need to purchase significant additional containers to meet projected near-term demand. As we entered late May, 2007 and early June, 2007, we became aware that our initial strategic van line partner would be unable to fully implement the launch of the program until early 2008. Due to the timing of the execution of the marketing agreement with our other national van line affiliate, they would not be able to implement the program in time to capture the 2007 summer season volumes. Prior to the summer moving season we had placed the majority of our container purchase orders for delivery of containers on a purchase schedule matched to our expectations of peak summer season demand.
We expended capital raised in our IPO to acquire these strategic long-term assets for our proprietary container fleet and to fund our related sales and operational infrastructure. As of June 30, 2007 we believe that we have sufficient containers to meet sales demands into 2008, and that we will not need to purchase additional containers in 2008 in order to reach break-even cashflow in our operations. As a result of the container purchases we have made in 2007 and the short fall of the van line revenues we had projected, we will need to obtain additional financing in order to fund our business plan and our continued operations until we are able to achieve profitability. As a measure to conserve cash until we consummate additional financing arrangements, we are in discussions with vendors regarding extension of their normal payment terms and we anticipate we will able to conclude these arrangements.
Following our IPO we began exploring commercial and private debt alternatives to refinance our existing debt at lower interest rates. We believed that with the anticipated volumes from national van lines, we would be able to secure the debt financing in the later part of 2007. During the early part of the second quarter of 2007, as we became aware that the national van line business was not materializing within the timeframe we had anticipated, we commenced negotiations with our existing private debt holders for additional funding. These discussions with current investors also addressed the Company’s need to obtain their accommodation in subordinating or allowing parallel status of their existing security interests covering most of the Company’s assets. The availability of these assets to serve as collateral for loans will be a prerequisite of the Company’s ability to procure additional debt facilities.
In view of the reduced sales volumes associated with the delayed launch of national van line co-marketing programs, we accelerated these negotiations with our existing lenders in June 2007. We also began to prepare private offering documentation with the objective of securing an early commitment for the purchase of convertible notes to meet our current requirements. We also assessed the likelihood of successfully completing a strategic private placement in a larger amount to address our projected long term funding requirements.
           In July of 2007 we began negotiations with a prospective placement agent for a best efforts private offering of $4.9 million in secured convertible notes, with a minimum offering of $1.2 million. We also accelerated discussions with our existing convertible debt holders regarding the new private placement of convertible debt. As of the date hereof, our placement agent has secured verbal commitments at the minimum offering amount of $1.2 million. We believe that the initial closing of this offering in the minimum amount of $1.2 million, plus our expected cash flow from operations will provide sufficient working capital for our current operations until early 2008.
The Company’s management is also exploring other options to raise additional capital to address our long term requirements. In the near term, the success of our operations, our business growth and ultimately, our ability to continue to operate effectively until we are able to achieve profitable operations will depend upon our ability to raise this capital. Our future capital raising efforts may include a number of alternatives, including non-traditional debt financings and equity offerings. We are in discussions with several investment banks to help us evaluate and to facilitate any or combination of the above capital opportunities we deem appropriate for our requirements.
The amount of additional capital we will require in the future will depend on the level of revenues we are able to generate from planned operations and our ability to manage our expenses and capital expenditures. To the extent such revenues and corresponding cash flows do not materialize or are delayed beyond our current expectations, we may require further infusions of capital to complete our objectives. We do not currently have any other committed arrangements for debt or equity financing, commercial lines of credit or other financing facilities. Management believes that the Company can be successful in obtaining equity and/or debt financing in an amount which will enable the Company to continue to expand its business and execute its business plan. We can provide no assurance, however, that the required capital will be obtained or that the terms on which the Company is able to obtain the required capital will be acceptable. If the Company is unable to obtain adequate financing, it will be required to reduce its operating activities until sufficient funding is secured or revenues from operations are generated to support operating activity. Additionally, our inability to obtain sufficient financing for our business operations when it is required could cause the Company to be unable to take advantage of market opportunities as they arise, jeopardize our relationships with certain customers and strategic partners and negatively impact our ability to obtain financing for operations and growth in the future.
Accounting Policies
Reference is made to Note 2 of Notes to Financial Statements in Smart Move’s ’s Annual Report on Form 10-KSB for the summary of the Company’s significant accounting policies.
Advanced Billings
Smart Move recognizes advanced billings and the related deferred revenue of contracts in process on a net basis. Cash payments totaling $228,239 which were received on advanced billings for moves in process and are included in the financial statements as deferred revenue as of June 30, 2007. The Company has advanced billings of approximately $712,000, as of June 30, 2007, which have not been recognized in accounts receivable or deferred revenue at June 30, 2007.

Customer Concentrations
At June 30, 2007, one customer accounted for 44% of the Company’s accounts receivable. For the six months ended June 30, 2007, one customer accounted for 11% of net sales and no single customer accounted for more than 10% of the Company’s net sales for the six months ended June 30, 2006.
Stock Based Compensation
There were no options granted or exercised in the six months ended June 30, 2007. In accordance with Statement of Financial Accounting Standards No. 123, “Share-Based Payments” (“SFAS 123R”), compensation costs related to share-based payments that vested during the six months ended June 30, 2007 and recognized in the Statements of Operations was $96,982. The Company has recognized $20,000 of expense for the six months ended June 30, 2007, relating to the vested portion of restricted stock grants made to non-employee directors in January 2007. During the six months ended June 30, 2006, the Company issued 500,000 shares of stock valued at $2,500,000 to certain officers.
Options exercisable into 342,000 shares of common stock have vesting subject to performance conditions. As of June 30, 2007 management determined the performance conditions are not probable of being achieved and accordingly no compensation expense has been recognized for these options.
Loss Per Share
Loss per share is computed based on the weighted average number of shares outstanding during each period. Convertible notes, stock options, unvested grants of restricted stock and warrants are not considered in the calculation, however, as the impact of the potential dilution (10,034,977 shares at June 30, 2007, as compared with 5,207,839 shares at June 30, 2006) would be to decrease the basic loss per share. Consequently, the diluted loss per share indicated for each period is equivalent to basic loss per share for all periods shown.
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

Property and Equipment
Property and equipment consisted of the following:

	June 30,	December, 31
	2007	2006
	(unaudited)
SmartVaultsTM	$10,021,198	$4,361,161
GPS equipment	2,386,715	1,188,630
Vault mold	1,773,751	1,702,981
Rolling stock and trailers	3,773,853	3,732,415
Container components	2,123,254	—
Office equipment	382,328	341,825
Internal-use software development costs	152,147	—
Leasehold improvements	11,476	6,520

	20,624,722	11,333,532
Less accumulated depreciation	(2,776,589)	(1,671,319)

Property and equipment, net	$17,848,133	$9,662,213

Depreciation expense was $1,254,281 and $477,334 for the six months ended June 30, 2007, and 2006, respectively. Depreciation expense was $791,751 and $236,322 for the three months ended June 30, 2007, and 2006, respectively.
During the six months ended June 30, 2007, the Company began assembling a majority of its SmartVault™ containers at its Denver warehouse. The Company receives the components required to be assembled or affixed, consisting of the plastic walls, top, aluminum base, signage and GPS units and then assembles or attaches the components to create a completed container. The completed SmartVault™ container is then shipped to a terminal for use. At June 30, 2007, the container components consisted of $1,778,215 of sides, bases and tops, $132,000 of GPS units, $140,400 of signage and $72,639 of various additional, miscellaneous components. Based on the components included above the Company could assemble an additional 758 containers to meet market demand.
The Company accounts for internal-use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use,” or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs incurred in connection with the development or acquisition of software for internal use, is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and will be depreciated using the straight-line method over an estimated useful life of three years, commencing on the date when the software is ready for use. During the six months ended June 30, 2007 the Company capitalized software development costs of $152,147 in accordance with SOP 98-1.
Long-Lived Asset Impairments Smart Move, Inc. evaluates whether long-lived assets, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.
Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset would generally require management to re-assess the cash flows related to the long-lived assets.

During the quarter ended June 2007 the Company was notified by its GPS analog providers that the FCC had ruled that service providers of analog signals will sunset February 18, 2008. As of March 1, the Company had 2,660 of analog GPS units in service with a net book value of $453,115. Beginning March 1, these units will be depreciated over their remaining 11 month useful life. This accelerated rate of depreciation resulted in an increase of $243,955 in depreciation for the three months ended June 30, 2007. In addition, during the quarter ended June 30, 2007, the Company impaired the $75,094 full net book value of 333 analog GPS units that are no longer in use and have no known salvage value.
During the quarter ending June 30, 2007 the Company retired 123 of its older version one SmartVaultsTM. The Company is using component parts from these vaults to repair other version one vaults and utilizing the balance of these vaults as storage containers. The Company recorded a $48,970 impairment based on the estimated future value of these vaults.
Valuation allowance for net deferred tax assets
Deferred income taxes are provided for temporary differences between financial reporting and income tax basis of assets and liabilities, and are measured using currently enacted tax rates and laws. Deferred income taxes also arise from the future benefits of net operating loss carry forwards. A valuation allowance equal to 100% of the net deferred tax assets has been recognized at June 30, 2007 due to uncertainty regarding future realization.
Long-Term Debt
A summary of long-tem debt and scheduled future debt maturities as of June 30, 2007 (unaudited) follows:

		2005 Bank	2006 July	2006 Bank
Year Ending December 31,	2005 Notes	Note	Notes	Note	Total
2007 (6 months)	$111,306	$468,057	$—	$263,888	$843,251
2008	479,987	—	—	—	479,987
2009	540,861	—	—	—	540,861
2010	609,456	—	—	—	609,456
2011	686,751	—	5,000,000	—	5,686,751
2012	571,639	—	—	—	571,639

Total	3,000,000	468,057	5,000,000	263,888	8,731,945
Less discounts	(546,830)	(6,665)	(3,434,144)	(9,466)	(3,997,105)
Less offering costs	(109,292)	—	(460,097)	—	(569,389)
Less current maturity	(344,137)	(468,057)	—	(263,888)	(1,076,082)
Current portion of discounts	175,724	6,665	285,104	9,466	476,959

Long-term portion	$2,175,465	$—	$1,390,863	$—	$3,566,328

In April 2005 and in January 2006 Smart Move borrowed from a financial institution (“Bank Notes”) as of June 30, 2007 $468,057 and $263,888, respectively. The Bank Notes are secured by all business assets excluding the Smart VaultsTM and the tool mold and are payable in monthly installments of approximately $55,000 plus interest, and matures through January 2009. Smart Move’s credit agreement with the bank contains certain financial convenants that require, among other things, maintenance of a ratio of liquidity coverage to cash burn of at least 6.00:1.00 and minimum EBITDA or minimum liquidity ratio. As a result of operating losses, the Company was unable to remain in compliance with certain financial covenants arising under the Company’s Bank Notes. The Company has been working with the bank to obtain a waiver of such non-compliance, and an amendment to the covenants; however, a satisfactory agreement has not yet been reached. A total of $95,766 (including discounts) of long-term debt has been reclassified to current. As such, the bank debt totaling $731,945 is classified as current. Management believes a satisfactory agreement will be reached, however, the bank debt may be due on demand if a satisfactory agreement is not reached. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest.

Income Taxes
On December 6, 2006, the Company’s predecessor entity, A Smart Move, L.L.C. merged into Smart Move, Inc. Upon the merger of the limited liability company predecessor entity with the C-Corporation, the Company recorded a net deferred tax liability and income tax expense of $2,652,000.
On January 1, 2007, Smart Move, Inc. adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. As a result of the implementation of Interpretation 48, the Company recognized an $80,000 increase in its unrecognized tax liability, which increase was accounted for as an addition to the Company’s January 1, 2007, accumulated deficit. A reconciliation of the beginning and ending amount of unrecognized tax liabilities (unaudited) follows:

Balance at January 1, 2007	$(2,287,000)
Additions to tax basis of property and equipment	61,000
Reductions in tax basis of intangibles	(141,000)

Adjusted balance at January 1, 2007	(2,367,000)
Reductions in net deferred tax liability in current period	2,367,000

Balance at June 30, 2007	$—

We classify interest on tax deficiencies as interest expense, and we classify income tax penalties as an operating expense. As of June 30, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.
Tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject. There are no pending examinations by any federal or state taxing jurisdictional authority and the Company has not been notified by any taxing jurisdictions of any proposed or planned examination.
The federal and state income tax (benefit) are summarized as follows (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—

	—	—	—	—

Deferred:
Federal	(1,213,000)	—	(2,071,000)	—
State	(174,000)	—	(296,000)	—

	(1,387,000)	—	(2,367,000)	—

Income tax (benefit)	$(1,387,000)	$—	$(2,367,000)	$—

A reconciliation of the income tax (benefit) with amounts determined by applying the statutory U.S. federal income tax rate to loss before tax benefit is as follows (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Provision (benefit)
Computed tax on book loss at the federal statutory rate of 35%	$(1,345,000)	$(1,196,000)	$(2,221,000)	$(1,970,000)
Pretax loss of A Smart Move, L.L.C. from January 1, 2006 to June 30, 2006 at the federal statutory rate of 35%	—	1,196,000	—	1,970,000

State taxes, net of federal benefit	(192,000)	—	(317,000)	—
Non-deductible incentive stock options and other	18,000	—	39,000	—
Change in valuation allowance	132,000	—	132,000	—

Income tax (benefit)	$(1,387,000)	$—	$(2,367,000)	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax reporting purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

		December
	June 30,	31,
	2007	2006
	(unaudited)
Current deferred tax assets (liabilities):
Deferred revenue	$91,000	$45,000
Allowance for doubtful accounts	20,000	16,000
Accrued vacation	4,000	3,000
Restricted stock award	8,000	—
Deferred expenses	(191,000)	(147,000)
Prepaid insurance	(39,000)	(39,000)

	$(107,000)	$(122,000)

Long-term deferred tax assets (liabilities):
Debt issuance costs	$19,000	$(18,000)
Organizational costs	51,000	196,000
Net operating loss carryforwards limited in valuation	2,489,000	394,000
Beneficial conversion features and warrant allocation on debt offerings	(1,599,000)	(2,191,000)
Property and equipment	(721,000)	(546,000)

	239,000	(2,165,000)

Valuation allowance	(132,000)	—

Net deferred tax asset (liability)	$—	$(2,287,000)

At June 30, 2007, the Company had available certain unused operating loss carryforwards that expire in 2021 and 2022. These carryforwards may be applied against the Company’s future taxable income to the extent of approximately $6.2 million.
Equity
During the period ended June 30, 2007, Holders of the Company’s January 2006 Convertible Notes converted $1,932,500 of the principal amount ($1,373,867, net of offering costs) into shares of the Company’s common stock at a conversion price of $3.75 per share. At the date of conversion the unamortized beneficial conversion discount of $870,523 was recorded as interest expense. As a result of this conversion of debt to equity, the Company issued an additional 515,332 shares of previously authorized but unissued common stock. On January 3, 2007, Smart Move, Inc. granted 8,676 shares of restricted common stock of the Company in accordance with the Company’s compensation plan for non-employee directors. The 8,676 shares of common stock so issued were valued at $40,000, and became vested as to 4,338 shares as of June 30, 2007, with the remaining shares to vest on December 31, 2007.
Subsequent Event
In August of 2007, Holder’s of the July 2006 Notes converted $406,434 of accrued interest into shares common stock of the Company. In addition the holders were granted 120,440 warrants exercisable at $3.375 for a period of five years. The Shares issued for the conversion of interest were valued at 103% of the closing bid price on the date the holders elected to convert the accrued interest into equity.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation
Cautionary Note Regarding Forward Looking Statements
Forward looking statements contained in this Item 2 are based largely on the Company’s current expectations and are subject to a number of risks and uncertainties including, among others (i) continued customer acceptance of the Company’s moving solution and services, (ii) the acceptance of the Company’s existing and proposed tracking technology service component and the possible emergence of competing technologies, and (iii) depending on results of operations, the Company’s ability to obtain additional financing required to implement its business plan and continue its operations. Actual results could differ materially from these forward looking statements. In view of these risks and uncertainties, there can be no assurance that the forward looking statements contained in the discussion which follows or elsewhere in this Quarterly Report on Form 10-QSB will in fact transpire.
Throughout this Current Report on Form 10-QSB, the terms “we,” “us,” “our” and “our company” refer to Smart Move, Inc. and its predecessor entity, A Smart Move, L.L.C., as applicable during the time period referenced.
The following discussion should be read in conjunction with the accompanying financial statements of Smart Move, Inc., including the notes thereto, included elsewhere in this Quarterly Report.
Our Business
Our predecessor entity, A Smart Move, L.L.C., was formed as a Colorado limited liability company (the “LLC”) on August 11, 2004. On December 6, 2006, the LLC merged into Smart Move, Inc. (“Smart Move or the Company”), a Delaware corporation. Smart Move provides an alternative method of moving household goods through the use of the Company’s proprietary SmartVaulttm shipping containers. In June 2005, we began providing services to our customers. We provide intrastate and interstate moving services from 61 of the largest U.S. metropolitan centers, utilizing the terminals of our primary transportation provider, UPS Freight. We recently have begun providing services to national van lines which include the use of SmartVaulttm containers to fill orders for their smaller customers and customers whose shipments require an expedited or time-guaranteed service. In addition, we anticipate increased demand from corporate clients who need specialized transportation services for high value products that require specialized handling and tracking capabilities. We utilize UPS Freight for outsourcing our transportation requirements in order to enable Smart Move to obtain market penetration faster and with less infrastructure cost burdens than traditional movers.
Smart Move Strategy
The Smart Move solution provides a flexible, competitively priced and secure moving alternative for the individual and business consumers utilizing our services. To compete in the multi-billion dollar annual US moving and storage market, we have designed our business model so that it provides for:
•	Efficient utilization of our proprietary SmartVaulttm containers, which is achieved by procedures designed to ensure that our containers are shipped back from the original destination to the nearest available terminal so that they are in position to be used in the next available move cost effectively and utilized more promptly and efficiently;

•	Ability to control costs by outsourcing transportation, warehousing, and moving labor;

•	Ability to open new markets with limited capital;

•	Utilization of state of the art GPS tracking, barcode technology and cell phone technology; and

•	Ability to expand markets and increase revenue opportunities
Historically, a majority of our net sales have been to a large number of customers. In the second quarter of 2007, sales to Atlas Van Line accounted for 8% of net sales. In the first six months of 2007, sales to Atlas Van Lines accounted for 11% of net sales. Loss of this customer could have a material effect on our business, financial condition, results of operations and cash flow. In the first six months of 2006 no customer had sales that accounted for more that 10% of sales.
Summary of Financial Results
We are an early stage company and reported our first revenues in July 2005. We believe that growth of our property and equipment deployed for services and increase in our sales are key measurements of Smart Move’s financial results as we continue to implement our nationwide expansion. For the six months ended June 30, 2007, sales were $2,292,119, compared to $1,736,469 in the same period during 2006, representing an increase of 32%. The net loss for the six months ended June 30, 2007, was $3,978,898 compared to a net loss of $5,627,785 for the six months ended June 30, 2006. The decrease in the loss is primarily due to: (i) a stock grant to certain officers and options grants to our employees made prior to our initial public offering for a total non-cash compensation cost incurred of $2,500,000 during the six months ended June 30, 2006, as compared to $116,982 of non-cash compensation cost incurred for the six months ended June 30, 2007; (ii) an income tax benefit of $2,367,000 realized by the Company for the six months ended June 30, 2007, offset by increased interest expense of $1,014,823, an increase in depreciation expense of $776,947, and an increase in sales-related general and administrative expenses of $1,610,161 as compared with the prior period in 2006. The net basic loss per share for the six months ended June 30, 2007, was $0.39, compared to a loss per share of $1.25 reported for the same six months during 2006.
Our investment in property and equipment increased for the six months ended June 30, 2007, by over $9.3 million, to an aggregate $20.6 investment (before accumulated depreciation). Approximately $14.5 of this aggregate amount was attributable to purchases of additional SmartVaulttm units and to the purchase of GPS units and other container components relating to final assembly of the units.
Cash flows used in operations for the six months ended June 30, 2007, were $2,807,401 compared to cash used of $1,506,319 during the same period in 2006. The required use of cash was primarily attributable to the current period operating loss, offset by non-cash items of depreciation expense of $1,254,281, amortization of debt discounts of $1,100,225, an increase in accounts payable of $1,036,457 and an increase in accrued interest of $312,221.

The following tabular presentation illustrates certain potentially favorable developments noted during the successive quarters of the current fiscal year of the Company relating to its cost of sales. The table below summarizes sales by quarter and the reduction in quarterly gross loss (exclusive of depreciation) expressed as a percentage of total sales volumes, and the table also shows the quarterly additions to property and equipment which occurred for the successive quarterly intervals:

	Three	Three
	Months	Months
	Ended	Ended
	June 30, 2007	March 31, 2007
Sales:
2007	$1,344,171	$947,948
2006	$994,614	$741,855
Percentage change from 2006 to 2007	35%	28%

Quarterly gross loss as a percentage (exclusive of depreciation, amortization and impairment) of 2007 sales	(20)%	(11)%

Quarterly gross loss as a percentage (exclusive of depreciation, amortization and impairment) of 2006 sales	(33)%	(16)%
Additions to property and equipment in 2007	$5,816,543	$3,747,722
Additions to property and equipment in 2006	$1,476,573	$52,698
The Company’s quarterly gross loss increased for the three months ended June 30, 2007 compared the three months ended March 31, 2007 because of repositioning and furniture pad expenditures of $300,517 (22% of sales) compared to $132,356 (14% of sales) for the three months ended March 31, 2007. The extent of the continuing reduction in gross loss is expressed in the table above as a percentage of sales exclusive of depreciation, amortization and impairment. This information reflects that the Company has been able to reduce its service cost associated with delivering moving and storage services. A majority of the reduction experienced in the cost of moving and storage incurred for services has resulted from the Company’s ability to reduce its freight costs incurred for moves. This reduction in freight costs has been achieved through the utilization of better software tools to minimize the number of missed shipments and through a proactive effort to consolidate shipments into a full truck load rather than shipping separate partial truckloads, normally enabling a lower freight cost for full loads. The Company also has been able to reduce its warehouse costs by actively seeking to conclude arrangements with lower priced providers. The Company’s labor costs also have declined as a percentage of sales as a result of Smart Move’s continuing efforts to expand its base of labor provider resources within the markets we serve. The increased utilization of our container assets comprising that fleet will help reduce our expenses associated with repositioning of the SmartVault™ containers.
During the six months ended June 30, 2007, the Company added 3,833 vaults to its existing fleet of SmartVault™ units. As a result of this expansion, the Company incurred repositioning costs of approximately $259,733 (representing 11% of Sales). The majority of the repositioning costs relate to positioning of the previous older version one SmartVault™ units for use in our local storage operations. During this period the Company also incurred costs totaling $173,140 (representing 8% of sales) relating to moving supplies including furniture pads to support the added units. These costs are included in costs of moving and storage. The Company believes these costs will be reduced in subsequent periods as the Company reaches the appropriate vault capacity to meet market demand.

The following table summarizes total sales, completed moves and moves in progress.

	Three Months Ended		Three Months Ended
	June 30, 2007		March 31, 2007
	Number	Amount	Number	Amount
Completed moves	378	$1,082,362	237	$801,696
Storage and other		261,809		146,252

Total sales		$1,344,171		$947,948

	At June 30, 2007		At March 31, 2007
Moves in progress	412	$1,390,943	224	$893,655

The majority of our moves 89% for the six months ended were direct sales to customers versus moves through national moving channels. As of June 30, 2007, we had 412 moves in progress which, when completed, will represent revenue of approximately $1,390,943. The Company recognizes revenue upon completion of all the moving services. The Company delineates a customer move into five stages, 1-5, based on the move status of the customer. Stage five is the final stage indicating completion of all required services and triggers revenue recognition. A move in progress is a contracted customer move which has yet to reach stage five. The costs associated with moves in progress are reflected as deferred costs and any cash collected on a move in progress is reflected as deferred revenue.

The following table summarizes the components of cost of goods sold:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2007	2006	2007	2006
Variable costs freight, labor, insurance and service		$1,087,629	$1,241,754	$1,808,516	$1,962,957

	Percent of sales	81%	125%	79%	113%
Fixed costs GPS and storage costs		$221,380	$23,995	$423,742	$50,921

	Percent of sales	16%	2%	18%	3%

Furniture pads and repositioning, $153,575 and $146,942, respective		$300,517	$54,848	$432,873	$167,431

	Percent of sales	22%	6%	19%	10%
Total cost of good sold (excluding depreciation, amortization and impairment)		$1,609,526	$1,320,597	$2,665,131	$2,181,309

	Percent of sales	119%	133%	116%	126%
Cost of goods sold (excluding depreciation, amortization and impairment) is comprised of the following cost categories: variable, fixed and furniture pads and repositioning. Included in variable is, freight, insurance, labor and service costs. The Company will not incur a charge unless a move is started.
Fixed costs are monthly expenses on our containers that may or may not be involved in an actual move during the period. Included in fixed cost is, GPS Service and storage. Repositioning should be reduced as a percentage of sales as the units are postitioned in markets based on demand. Furniture pads are expensed in the period purchased. As a result of our expansion of SmartVault’sTM the cost of furniture pads to date are greater, as a percentage of revenue, than the normal replacement cost of pads expected in the future.
Principal Costs and Expenses:
Our principal operating costs and expenses incurred on a recurring basis consist of:
Cost of Revenues: Cost of moving and storage consist of both fixed and variable costs incurred for the acquisition, transportation and storage associated with the SmartVaultTM containers. During the expansion phase of the Company the fixed period costs, such as the depreciation, storage and other related cost incurred to build capacity have inequitably burdened the Company’s current period growth stage revenue.
Depreciation and Amortization: Represents the reduction in the balance sheet value of our containers, forklifts, flatbed trailers and GPS units to reflect the cost of ownership and the consumption of the asset’s useful life. These costs are included in the cost of moving and storage above.
Selling, General and Administrative Expenses: Our selling, general and administrative expenses include sales and marketing expenses, payroll and related costs, insurance expense, professional fees, property and other taxes, licenses, administrative overhead and depreciation associated with our office-related property and equipment.

Interest Expense: Interest expense represents the interest that accrues and becomes payable on our outstanding debt instruments in addition to the amortization of warrant discounts, debt issuance costs and beneficial conversion features.
Future Revenues and Operating Expenses
We have had only a short operating history and are continuing to expand within our existing and targeted future markets. Although our expectations may not be realized, we anticipate that our revenue and operating expenses will increase substantially in the future for the following reasons:
Revenues
•	We are working to develop a number of additional revenue-generating opportunities by increasing the number of relationships we have with national and local moving companies, through increased use of our SmartVault™ containers for special purposes in other vertical markets, and by deployment or licensing of our tracking technology components within other industries which require asset tracking.
Expenses
•	Accounting and Reporting: We are expanding our accounting staff and investing in additional accounting system software to assist us in administering a higher volume of transactions and we are implementing better controls to facilitate our ongoing reporting obligations as a public company.

•	Public Company Administrative Costs: As a public company we have incurred, and will continue to incur, additional legal, accounting and other expenses that we did not incur as a private company. These additional costs include the recurring legal, accounting fees and investor relation fees associated with ongoing reporting requirements under the Securities Exchange Act of 1934, as amended, and compliance with the various provisions of the Sarbanes-Oxley Act of 2002, investor relations administration costs, fees to independent Board members for their services as directors, and certain director and officer liability insurance costs. We obtained directors and officer’s liability insurance on December 4, 2006 and are in the process of obtaining key man life insurance on our CEO which we did not have in the past and for which we will incur additional premium costs. We also expect the outside legal, accounting and other expenses that we incur as a public company on an annual basis to be in excess of $500,000.

•	Expenses: We believe that our recurring expenses for labor, materials and general administrative costs of conducting sales and operations will not increase proportionately to increased revenues if we are successful and the volume of our business expands, and that we will continue to experience a decrease in our expenses as a percentage of sales.
Critical Accounting Policies; Use of Estimates
Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 67, recently released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.
Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences, which are of a limited duration given our status as an early stage company. We also consider factors and assumptions we believe to be appropriate under the circumstances, but in some cases we do not control the implementation timelines associated with the assumptions we must formulate. Actual results may differ from our current and previous estimates, and we might obtain or formulate different estimates if we used different assumptions or conditions. We believe the critical accounting polices briefly described below affect our current evaluations and the estimates used in the preparation of our financial statements. You should read this discussion in conjunction with disclosures regarding our significant accounting policies contained in Note 2 of Notes to Financial Statements in Smart Move’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Revenue and Cost Recognition
We recognize service revenue and expenses only upon completion of the applicable contract for our services. This policy involves deferring direct and incremental moving expenses, including freight and handling costs and the related revenue, until completion of the services covered by a given contract. We recognize advance billings and the related deferred revenue for contracts in process on a net basis. Advanced billings and related deferred revenue for services that have not been completed in the amount of approximately $712,000 has not been recognized on our balance sheet, at June 30, 2007. As of June 30, 2007, we also deferred expenses of $476,744 on contracts in process and deferred revenue of $228,239 with respect to cash payments we received on contracts in process in accordance with this policy. We incur costs as each move is completed and generally receive payment for the full move upon completion and final delivery of services. As a consequence, we also defer expenses which may exceed advance payments we receive on contracts for which the services remaining to be performed will not be completed until after the end of a given month. The deferral of these associated costs is necessary to properly match revenue with corresponding direct and incremental moving expenses. If we were to recognize these costs as period costs, our growth in services would reflect an increased gross loss. For the period ending June 30, 2007, if the deferred costs were expensed, our gross loss would be increased by $476,744.
Our services are sold based on the assumption that current pricing for contracts will be applicable to services performed in the future. Actual costs may vary from our estimates utilizing current pricing parameters, resulting in short term variances. We must accurately estimate our requirements for SmartVaulttm units in order to meet the growing demand for our planned expansion. If we either over or underestimate our level of requirements for containers, our earnings and working capital can be adversely affected. We believe that through day-to-day operational analysis, we can anticipate and make appropriate adjustments to accommodate fluctuations in demand. However these estimates are subject to varying market conditions and results may vary accordingly.
Credit Risk, Service Provider and Supplier Risk
Our customers generally are required to pay for the services we provide in connection with a given move upon completion of the move and delivery of the transported household and other goods. We seek to mitigate the credit risk associated with our services rendered prior to payment by extending credit terms with respect only to those limited trade accounts receivable of the customers we deem creditworthy. At June 30, 2007, we had an allowance of $49,000 for estimated credit losses. We continually review the adequacy of our allowance for doubtful accounts, and we believe that we will not incur significant credit losses in the future.

We purchase the majority of our transportation shipping services from UPS Freight with which we have a distribution agreement. The terms of the distribution agreement include storage and local pickup and delivery of the SmartVaultstm. We believe that, while there are alternative sources for the transportation services we purchase, termination of the agreement could have a material adverse effect on our business, financial condition or results of operation in the near term if we should be unable to obtain an adequate and timely replacement for the services currently rendered by this strategic transportation provider.
We purchase our SmartVaultstm from a single manufacturer with which we have a supplier agreement. The containers parts are made by the manufacturer exclusively for us. We believe that while there are alternative sources for the manufacture of the SmartVaultstm, termination of the agreement and arrangements with the current manufacturer could have a material adverse effect on our business, financial condition or results of operation if we are unable to obtain an adequate or timely alternative manufacturer.
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

Stock Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock based compensation is recognized on a straight-line basis over the requisite service period. The amount of compensation expense recognized for options with a graded vesting schedule equals no less than the portion of the award that is vested. SFAS 123R supersedes our previous accounting under APB 25 for periods beginning on or after January 1, 2006. The Company recognized compensation expense related to options of $96,982 for the six months ended June 30, 2007.
Directors who are not employees of Smart Move receive as part of their compensation for services as directors an annual grant of restricted shares of our common stock having a fair market value of $10,000 at the beginning of each year, determined as the average closing price of a share of the Company’s common stock for each day during the month of December preceding the grant date. These stock grants (vest as to one half of the shares at June 30th and as to the other half at December 31st of each year. The Company expenses these stock grants using the straight-line method over the vesting term and recognized $20,000 of compensation expense during the six months ended June 30, 2007.
We expect that equity-based compensation expense for fiscal 2007 and 2008 from all existing awards to employees, officers and directors will be approximately $250,600 per year. This amount represents both stock option awards and restricted stock grants. The performance-based portion of the 342,000 options to purchase shares of common stock issued to our CEO and CFO in September of 2006 are not included in the equity-based compensation expense described above because management has determined that the attainment of the performance targets specified in the employment agreements is not probable. In the event that subsequent developments indicate that the attainment of the performance targets has become probable, our equity-based compensation expense would increase annually for fiscal 2007 and/or 2008. Any future significant awards or changes in the estimated forfeiture rates of stock options and stock grants may impact these estimates.
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
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligation as of June 30, 2007.

	Payment Due by Period
		2007
	Total	(6 months)	2008	2009	2010	2011	2012
Long-term debt obligations:(1)
Principal	$8,731,945	$843,251	$479,987	$540,861	$609,456	$5,686,751	$571,639
Interest	3,145,121	438,348	820,313	759,939	691,344	405,716	28,961
Capital leases	326,415	57,603	115,205	115,205	38,402	—	—
Operating leases	785,210	140,520	283,160	201,470	119,780	40,280	—
GPS service	625,080	80,886	161,772	161,772	125,022	88,272	7,356

	$13,613,771	$1,560,608	$1,860,937	$1,779,247	$1,584,004	$6,221,019	$607,956

Long-term debt obligations reflect payments for the principal and interest that is based on rates that range from 8.23% to 12.00%.
The Company entered into employment agreements with our CEO and CFO in 2006. These agreements provide for base salaries of $188,000 and $175,000, respectively. These officers additionally are eligible for cash bonuses up to 50% of base salaries. In addition, they were granted 342,000 options that vest based upon exceeding certain performance targets. On April 27, 2007, the Board of Directors voted to approve the Compensation Committee’s recommendation to increase executive salaries to $196,000 in the case of our Chief Executive Officer and $182,400 in the case of our Chief Financial Officer with the adjustments to be effective from February 15, 2007. The performance criteria applicable for the cash bonuses during 2007 will consist of two components, an EBITDA target threshold to be measured both semi-annually and annually, and an annual target for “number of moves.” If the specified targets are met, our CEO and CFO will each be eligible to earn cash bonuses up to the greater of 50% of base salary or a stipulated amount for each officer, being $125,000, in the case of the Chief Executive Officer, and $110,000 in the case of the Chief Financial Officer. As of June 30, 2007, management has determined that these performance targets will not be met and no bonus has been accrued.

Results of Operations
Comparison of the three months ended June 30, 2007 and 2006
Sales

	For the
	Three Months Ended
	June 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Sales	$1,344	$995	35%
Sales increased $349,557 during the three months ended June 30, 2007, as compared to the comparable period in the prior year. The increase in revenues can be attributed to operating in a larger market of 61 Metropolitan Service Areas (“MSAs”) as of June 30, 2007, compared to 40 MSAs in 2006, as well as revenue from commercial and national van lines in 2007 compared to none in 2006.
Total cost of moving and storage

	For the
	Three Months Ended
	June30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total cost of moving and storage	$2,487	$1,537	62%
Gross loss percent of sales	(85)%	(54)%
Cost of moving and storage (exclusive of depreciation, amortization and impairment)

	For the
	Three Months Ended
	June 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total cost of moving and storage (exclusive of depreciation , amortization and impairment)	$1,610	$1,321	22%
Gross loss percent (exclusive of depreciation , amortization and impairment) of sales	(20)%	(33)%
Cost of moving and storage consists primarily of the cost of transportation to move the containers (freight). Our cost of moving and storage for the three months ended June 30, 2007, was $2,487,234, resulting in a gross loss of $1,143,063, compared to the three months ended June 30, 2006 of $1,536,939 and a gross loss of $542,325. Our gross loss increased $600,738. The increase in the gross loss is attributable to an increase in depreciation expense due to the addition of 21 MSAs and additional SmartVaultsTM. Also included in cost of moving and storage for the three months ended June 30, 2007, was $753,644 of depreciation on our SmartVaultsTM, forklifts, GPS units and flat bed trailers compared to depreciation of $216,342 for the three months ended June 30, 2006. This is an increase of $537,302. During the quarter ended June 30, 2007, the Company recorded an impairment of $75,094 full net book value of 333 analog GPS units that are no longer in use and recorded a $48,970 impairment on certain vaults. Our gross profit percentage has been negatively impacted by both our high depreciation costs associated with the operational fixed assets necessary to establish the national expansion of the business and inefficiencies in our supply chain, and in the three months ended June 30, 2007 we incurred repositioning costs of approximately $146,942 (or 11% of Sales) to position the initial prototype “SmartVault™-Version 1” for use in local storage and incurred costs of $153,575 (or 11% of Sales) to purchase of furniture pads and other supplies to stock the new SmartVaults™ put into service during the period.
As we complete our national expansion program (adding MSAs) and concentrate on sales growth and improved execution in our logistics, we are seeing improvements in our gross margins as a result of reductions in freight costs achieved by economies of scale, and through enhancements to our logistics software which has reduced costs previously attributed to missed shipment deadlines. In addition, we are reducing warehouse costs and labor costs on our full service moves by expanding our network of third party warehouse and labor providers. Increasing sales revenues in existing locations will also help overcome fixed operational costs and contribute to higher operating margins. By increasing the size of our fleet of containers we will lower repositioning expenses.
Total selling, general and administrative expenses

	For the
	Three Months Ended
	June 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total selling, general and administrative expenses	$1,573	$2,600	(40)%
As a percentage of sales	117%	261%
Total selling general and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Total selling, general and administrative expenses were $1,573,461 for the three months ended June 30, 2007, compared to $2,600,496 for the three months ended June 30, 2006, or an decrease of $1,027,035. The majority of the change is comprised of salaries and wages for three months ended June 30, 2007, of $533,448 (including $20,832 of non-cash compensation) compared to salaries and wages for three months ended June 30, 2006, of $2,101,541 (including non-cash compensation of $1,750,000) or a decrease of $1,568,093, offset by an increase of legal and accounting of $137,225, an increase in advertising and marketing of $92,422, an increase of director fees of $10,000.
Depreciation expense of $38,107 was also included in the total selling, general and administrative expenses for the three months ended June 30, 2007, compared to depreciation expense of $19,980 applicable to the three months ended June 30, 2006. We expect selling, general and administrative expenses to increase modestly as we transition from our national rollout of MSAs to concentrating on sales growth. It is our expectation that these expenses will continue to decrease as a percentage of revenue if we are successful in expanding our sales.

We will continue to incur advertising and marketing expenses as we expand markets and sales efforts. These expenses include web leads purchased from internet moving portals, pay per click programs, key word placements, internet yellow page directories, and other web advertising.
Total other expense

	For the
	Three Months Ended
	June 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total other expense	$1,125	$275	309%
As a percentage of sales	83%	28%
Total other expense consists primarily of interest expense and interest income. Interest expense for the three months ended June 30, 2007, was $1,235,769 ( which included $986,641 of non-cash interest expense) compared to $309,024 for the three months ended June 30, 2006. The increase is directly attributable to higher debt levels to fund our equipment purchases and operating loss, and due to the non-cash interest charge of $870,523 ( the unamortized beneficial conversion discount) upon the conversion of the January 2006 Notes to equity in May of 2007. Interest income for the three months ended June 30, 2007, was $110,654 compared to $34,483 in the prior year.
As a result, the Company reported a loss before income taxes of $3,841,639 for the three months ended June 30, 2007, compared to a net loss of $3,417,362 for the three months ended June 30, 2006. The increase in the loss before income taxes is attributable primarily to an increase in depreciation expense of approximately $555,429, an increase in interest expense of $ 926,745 and a decrease in selling, general and administrative expenses of approximately $1,045,163.
For the three months ended June 30, 2007, we recorded an income tax benefit of $1,387,000 compared to none in the prior year as we were a limited liability company treated as a partnership for income tax purposes. The tax benefit is a result of the reduction in the deferred tax liability originally recognized when we became a taxable corporation in December 2006. The deferred tax liability has been reduced primarily by net operating losses generated by the Company since December 2006 as a C-Corporation. We will recognize no future tax benefits as the liability was reduced to zero at June 30, 2007 and we will not recognize a tax benefit on additional net operating losses until we generate taxable income and the use of the net operating losses is more likely than not.
As a result, the Company reported a net loss of $2,454,639 for the three months ended June 30, 2007 compared to a net loss of $3,417,362 for the three months ended June 30, 2006. Net loss per basic and diluted shares was $0.23 for the three months ended June 30, 2007 compared to $0.75 for the three months ended June 30, 2006. Net loss per share is based upon weighted average shares outstanding of 10,476,941 for the three months ended June 30, 2007 compared to 4,559,764 for the three months ended June 30, 2006. The increase in weighted average shares is primarily due to the shares issued in our December 2006 IPO, private offerings in September of 2006 and the debt conversion in the second quarter of 2007.

Results of Operations
Comparison of the six months ended June 30, 2007 and 2006
Sales

	For the
	Six Months Ended
	June 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Sales	$2,292	$1,736	32%
Sales increased $555,650 during the six months ended June 30, 2007, as compared to the comparable period in the prior year. The increase in revenues can be attributed to operating in a larger market of 61 Metropolitan Service Areas (“MSAs”) as of June 30, 2007 compared to 40 MSAs in 2006, as well as revenue from commercial and national van lines in 2007 compared to none in 2006.
Total cost of moving and storage

	For the
	Six Months Ended
	June 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total cost of moving and storage	$3,976	$2,613	52%
Gross loss percent of sales	(73)%	(50)%
Cost of moving and storage (exclusive of depreciation, amortization and impairment)

	For the
	Six Months Ended
	June 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total cost of moving and storage (exclusive of depreciation , amortization and impairment)	$2,665	$2,181	22%
Gross loss percent (exclusive of depreciation, amortization and impairment) of sales	(16)%	(26)%
Cost of moving and storage consists primarily of the cost of transportation to move the containers (freight). Our cost of moving and storage for the six months ended June 30, 2007, was $3,975,856, resulting in a gross loss of $1,683,737, compared to the six months ended June 30, 2006 of cost of moving storage of $2,612,841 and a gross loss of $876,372. Our gross loss increased $807,365. The increase in the gross loss is attributable to an increase in depreciation expense due to the addition of 21 MSAs and additional SmartVaultsTM. Included in cost of moving and storage for the six months ended June 30, 2007, was $1,186,661 of depreciation on our SmartVaultsTM, forklifts, GPS units and flat bed trailers compared to depreciation of $431,532 for the six months ended June 30, 2006. This is an increase of $755,129. During the quarter ended June 2007 the Company was notified by its GPS analog providers that the FCC had ruled that service providers of analog signals will sunset February 18, 2008. As of March 1, the Company had 2,660 of analog GPS units in service with a net book value of $453,115. Beginning March 1, these units will be depreciated over their remaining 11 month useful life. During the quarter ended June 30, 2007, the Company recorded an impairment of $75,094 full net book value of 333 analog GPS units that are no longer in use and recorded a $48,970 impairment on certain vaults. Our gross loss percentage has been negatively impacted by our high depreciation costs associated with the operational fixed assets necessary to establish the national expansion. Our gross loss has been improving each quarter by our concentration on reducing costs, through the upgrades of our software, additional personnel to monitor costs and consolidation of loads to take advantage of full truck load freight rates. For the six months ended June 30, 2007, we incurred repositioning costs of approximately $259,733 (or 11% of Sales) the majority of these costs were to position version one SmartVaults™ for use in local storage and incurred costs of $173,140 (or 8% of Sales) to purchase of furniture pads and other supplies to stock the new 3,833 SmartVaultsTM put into service during the period.
Total selling, general and administrative expenses

	For the
	Six Months Ended
	June 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total selling, general and administrative expenses	$3,282	$4,197	(21)%
As a percentage of sales	143%	242%
Total selling general and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Total selling, general and administrative expenses were $3,281,973 for the six months ended June 30, 2007, compared to $4,196,994 for the six months ended June 30, 2006, or an decrease of $915,021. The majority of the change is comprised of salaries and wages for six months ended June 30, 2007, of $1,055,798 (including $116,982 of non-cash compensation) compared to salaries and wages for six months ended June 30, 2006, of $3,157,269 (including non-cash compensation of $2,500,000) or a decrease of $2,101,471 offset by an increase of legal and accounting of $370,165 an increase in advertising and marketing of $324,417 an increase of director fees of $95,000 and an increase in bad debts of $47,429.
Also in total selling, general and administrative expenses was depreciation expense of $67,620, for the six months ended June 30, 2007, compared to $45,802, for the six months ended June 30, 2006. We expect selling, general and administrative expenses to increase modestly as we transition from our national rollout (adding MSAs) to concentrating on sales growth. It is our expectation that these expenses will continue to decrease as a percentage of revenue if we are successful in expanding our sales.
We will continue to increase advertising and marketing expenses as we expand markets and sales efforts. These expenses include web leads purchased from internet moving portals, pay per click programs, key word placements, internet yellow page directories, and other web advertising. During the period October 1, 2005 to December 31, 2005 we invested $151,930 in convertible notes of a service company, which provided us moving and handling services. We intended to supplement our moving services with those loading and unloading services provided by the Company to address the needs of our customers who seek full service moves. We originally intended to provide this entity with working capital loans up to $210,000 to maintain the service company’s operations until March 2006. However, the service company was not able to maintain budgeting necessary to reach a breakeven position and we discontinued the funding after providing an additional $47,000 in January 2006, which is shown as note impairment of note receivable of $47,000 at June 30, 2006. During the first quarter we determined that the convertible note value had been impaired as the service company was not able to execute its business plan and the future collection of the notes receivable is doubtful. Accordingly we recorded an impairment for 100% of the notes receivable balance and we are not recognizing any interest income due under the terms of the notes receivable.
Total other expense

	For the
	Six Months Ended
	June 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total other expense	$1,380	$554	149%
As a percentage of sales	60%	32%
Total other expense consists primarily of interest expense and interest income. Interest expense for the six months ended June 30, 2007, was $1,639,918 (which included $1,100,225 of non-cash interest from the amortization of debt discounts, including $870,523 from the expensing of the unamortized beneficial conversion discount upon the conversion of the January 2006 Notes to equity) compared to $625,095 (which included $155,178 of non-cash interest from the amortization of debt discounts) for the six months ended June 30, 2006. The increase is directly attributable to higher debt levels to fund our equipment purchases and operating loss. Interest income for the six months ended June 30, 2007, was $259,730 compared to $70,676 in the prior year.

As a result, the Company reported a loss before income taxes of $6,345,898 for the six months ended June 30, 2007, compared to a net loss of $5,627,785 for the six months ended June 30, 2006. The increase in the loss before income taxes is attributable primarily to an increase in depreciation expense of approximately $776,947, an increase in interest expense of 1,014,823, and off set by a reduction in general and administrative expenses of approximately $889,839.
For the six months ended June 30, 2007, we recorded an income tax benefit of $2,367,000 compared to none in the prior year as we were a limited liability company treated as a partnership for income tax purposes. The tax benefit is a result of the reduction in the deferred tax liability originally recognized when we became a taxable corporation in December 2006. The deferred tax liability has been reduced to zero and we will not recognize a tax benefit on additional net operating losses until we generate taxable income and the use of the net operating losses is more likely than not.
As a result, the Company reported a net loss of $3,978,898 for the six months ended June 30, 2007, compared to a net loss of $5,627,785 for the six months ended June 30, 2006. Net loss per basic and diluted shares was $0.39 for the six months ended June 30, 2007, compared to $1.25 for the six months ended June 30, 2006. Net loss per share is based upon weighted average shares outstanding of 10,324,861 for the six months ended June 30, 2007, compared to 4,515,382 for the six months ended June 30, 2006. The increase in weighted average shares is primarily due to the shares issued in our December 2006 IPO, private offerings in September of 2006 and the debt conversion in the second quarter of 2007.
Liquidity and Capital Resources
Prior to our initial public offering we obtained financing for our operations primarily through the sales of our equity and debt securities in private placement transactions. The total amount of equity capital raised since the Company’s inception in August 2004 is approximately $23.5 million, the issuance of convertible debentures for gross proceeds of $10 million and bank and capital lease financing on equipment purchases totaling $2.7 million.
With the completion of our initial public offering, and the anticipated new business volumes from our initial national van line marketing alliance, we began to build containers to meet these forecasted move volumes. As we monitored our internal move volumes and considered the estimates furnished by the initial van line alliance partner with whom we were pursuing a strategic initiative to jointly market our services, we believed that we would need to purchase significant additional containers to meet projected near-term demand. As we entered late May, 2007 and early June, 2007, we became aware that our initial strategic van line partner would be unable to fully implement the launch of the program until early 2008. Due to the timing of the execution of the marketing agreement with our other national van line affiliate, they would not be able to implement the program in time to capture the 2007 summer season volumes. Prior to the summer moving season we had placed the majority of our container purchase orders for delivery of containers on a purchase schedule matched to our expectations of peak summer season demand.
We expended capital raised in our IPO to acquire these strategic long-term assets for our proprietary container fleet and to fund our related sales and operational infrastructure. As of June 30, 2007 we believe that we have sufficient containers to meet sales demands into 2008, and that we will not need to purchase additional containers or digital GPS units in 2008 in order to reach break-even cashflow in our operations. As a result of the container purchases we have made in 2007 and the short fall of the van line revenues we had projected, we will need to obtain additional financing in order to fund our business plan and our continued operations until we are able to achieve profitability. As a measure to conserve cash until we consummate additional financing arrangements, we are in discussions with vendors regarding extension of their normal payment terms and we anticipate we will able to conclude these arrangements.
Following our IPO we began exploring commercial and private debt alternatives to refinance our existing debt at lower interest rates. We believed that with the anticipated volumes from national van lines, we would be able to secure the debt financing in the later part of 2007. During the early part of the second quarter of 2007, as we became aware that the national van line business was not materializing within the timeframe we had anticipated, we commenced negotiations with our existing private debt holders for additional funding. These discussions with current investors also addressed the Company’s need to obtain their accommodation in subordinating or allowing parallel status of their existing security interests covering most of the Company’s assets. The availability of these assets to serve as collateral for loans will be a prerequisite of the Company’s ability to procure additional debt facilities.
In view of the reduced sales volumes associated with the delayed launch of national van line co-marketing programs, we accelerated these negotiations with our existing lenders in June 2007. We also began to prepare private offering documentation with the objective of securing an early commitment for the purchase of convertible notes to meet our current requirements. We also assessed the likelihood of successfully completing a strategic private placement in a larger amount to address our projected long term funding requirements.
In July of 2007 we began negotiations with a prospective placement agent for a best efforts private offering of $4.9 million in secured convertible notes, with a minimum offering of $1.2 million. We also accelerated discussions with our existing convertible debt holders regarding the new private placement of convertible debt. As of the date hereof, our placement agent has secured verbal commitments at the minimum offering amount of $1.2 million. We believe that the initial closing of this offering in the minimum amount of $1.2 million, plus our expected cash flow from operations will provide sufficient working capital for our current operations until early 2008.
The Company’s management is also exploring other options to raise additional capital to address our long term requirements. In the near term, the success of our operations, our business growth and ultimately, our ability to continue to operate effectively until we are able to achieve profitable operations will depend upon our ability to raise this capital. Our future capital raising efforts may include a number of alternatives, including non-traditional debt financings and equity offerings. We are in discussions with several investment banks to help us evaluate and to facilitate any or combination of the above capital opportunities we deem appropriate for our requirements.
The amount of additional capital we will require in the future will depend on the level of revenues we are able to generate from planned operations and our ability to manage our expenses and capital expenditures. To the extent such revenues and corresponding cash flows do not materialize or are delayed beyond our current expectations, we may require further infusions of capital to complete our objectives. We do not currently have any other committed arrangements for debt or equity financing, commercial lines of credit or other financing facilities. Management believes that the Company can be successful in obtaining equity and/or debt financing in an amount which will enable the Company to continue to expand its business and execute its business plan. We can provide no assurance, however, that the required capital will be obtained or that the terms on which the Company is able to obtain the required capital will be acceptable. If the Company is unable to obtain adequate financing, it will be required to reduce its operating activities until sufficient funding is secured or revenues from operations are generated to support operating activity. Additionally, our inability to obtain sufficient financing for our business operations when it is required could cause the Company to be unable to take advantage of market opportunities as they arise, jeopardize our relationships with certain customers and strategic partners and negatively impact our ability to obtain financing for operations and growth in the future.
In April 2005 and in January 2006 Smart Move borrowed from a financial institution (“Bank Notes”) as of June 30, 2007 $468,057 and $263,888, respectively. The Bank Notes are secured by all business assets excluding the Smart VaultsTM and the tool mold and are payable in monthly installments of approximately $55,000 plus interest, and matures through January 2009. Smart Move’s credit agreement with the bank contains certain financial convenants that require, among other things, maintenance of a ratio of liquidity coverage to cash burn of at least 6.00:1.00 and minimum EBITDA or minimum liquidity ratio. As a result of operating losses, the Company was unable to remain in compliance with certain financial covenants arising under the Company’s Bank Notes. The Company has been working with the bank to obtain a waiver of such non-compliance, and an amendment to the covenants; however, a satisfactory agreement has not yet been reached. A total of $95,766 (including discounts) of long-term debt has been reclassified to current. As such, the bank debt totaling $731,945 is classified as current. Management believes a satisfactory agreement will be reached, however, the bank debt may be due on demand if a satisfactory agreement is not reached. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. The bank has provided the Company revised convenants and certain modifications to the note agreements. Management is currently evaluating the revised covenants and terms. Under the revised covenants the Company would be in compliance if the verbal commitments from the placement agent of no less that $1.2 million are closed and the cash is received by August 31, 2007.

Cash Flows
Smart Move’s largest source of cash flow is cash collections from customers. Smart Move’s standard terms are for customer payment before delivery except when the period is over 28 days, and the customer is billed in full. Net cash used in operations was $2,807,401 for the six months ended June 30, 2007. Cash was consumed by the net loss of $3,978,898, less non-cash expenses of $1,254,281 for depreciation, $1,100,225 of amortization of debt discounts, $116,982 of non-cash compensation, an impairment of $124,064 and bad debts of $8,726 offset by a non-cash costs of deferred income tax benefit of $2,367,000. Cash was also consumed by increases in accounts receivable of $264,468 an increase in contracts in process of $108,856 an increase in packing supplies of $104,644 and a increase in prepaid of $51,266. An increase in accounts payable of $1,036,457, an increase in accrued interest of $312,221 and an increase in deferred revenue of $114,775 provided cash.
Investing Activities
For the six months ended June 30, 2007, net cash outflows from investing activities of approximately $8.4 million were attributable to purchases of property and equipment totaling $8.33 million, and a deposit on office lease of $24,200.
Financing Activities
For the six months ended June 30, 2007, financing activities consisted primarily of repayments on debt and capital leases of $374,855.
Convertible Promissory Notes
At June 30, 2007, we had outstanding $8,000,000 in principal amount of secured promissory notes. The secured promissory notes bear interest at 10% to 12% per annum. Only interest is payable on the 2005 notes aggregating $3,000,000 during the first two years after issuance in October 2005. On the third anniversary of their issuance, however, we will begin making principal payments on the notes on a five-year amortization basis. The July 2006 notes in the amount of $5,000,000 require only interest to be paid for 5 years and all principal is due at maturity. The secured promissory notes aggregating $3,000,000 may be prepaid in whole or part without any prepayment penalty. The remaining $5,000,000 of our secured notes are subject to a 2% pre-payment penalty for the first two years, unless our stock trades at a 25% premium to the initial public offering price of our stock. These promissory notes aggregating $5,000,000 are secured by a first lien on all our container assets. The principal amount of these promissory notes may be converted into shares of our common stock at the option of the holders. Up to $3.0 million of these notes may be converted at a price of $5.00 per share and an additional $5.0 million may be converted at a price of $3.75.
The 2006 promissory notes will have substantial financial impact on our future financial statements in accordance with proper accounting procedures of EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF No. 00-19 “Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. We have allocated $3,560,311 million of the $5,000,000 million total debt to the detachable warrants and beneficial conversion feature. Our future financial statement will reflect interest expense calculated at an effective interest rate of 62% on the detachable warrants and beneficial conversion feature.
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
The fair value of our cash and short-term investment portfolio at June 30, 2007, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.
The face value of our long-term debt at June 30, 2007, including current maturities, was approximately $8.7 million compared to a carrying value of $4.2 million reflecting discounts of approximately $4.5 million. Our long-term debt is at fixed interest rates ranging from 8.23% to 12.00%. The potential increase in interest expense resulting from a hypothetical 10% increase in the average interest rates applicable to our long-term debt at June 30, 2007 would be approximately $30,000 per quarter.
Certain Risk Factors that May Affect Results of Operations and Financial Condition
The foregoing discussion topics include matters as to which our management has identified certain specific risks that may affect the results of our operations and financial condition.
Seasonality Risk Factors and Uncertainties with Respect to Certain Trends
Seasonal demand factors may cause our current revenue and expenses to fluctuate significantly from quarter to quarter. Specifically, a relatively large portion of consumer moves within the United States are undertaken during summer months prior to the commencement of primary and secondary school academic years. Certain initiatives we are pursuing with national van lines and affiliates may involve services associated with enterprise relocations and personnel moves on behalf of corporate, military and other customer categories which may not be subject to the same seasonal demand factors, but we cannot currently project whether these arrangements will impact our quarter to quarter results.
Our expectations with respect to business volumes to be derived from collaborative alliance arrangements with national van lines and other affiliate programs are and will continue to be based upon information supplied by strategic alliance partners and involve implementation timelines over which we have no control. Delays which may have no impact on the longer term potential business attributable to these collaborative marketing arrangements may have a significant impact on our results for a particular quarter, particularly to the extent that any delays prevent our ability to access business opportunities which are subject to seasonal demand factors. Our actual results attributable to joint initiatives with national van lines have differed from our previous estimates. Our results pertaining to general business volumes associated with our ongoing business may also be difficult to predict in view of our lack of an extensive operating history and resulting inability to identify which variables most significantly impact our results and trends. The estimates we formulate based on our current limited operating experience may differ significantly from estimates we are able to make in the future with the benefit of a longer operating history.

Dependence on Financing
Prior to our initial public offering, we financed our operations primarily by offering convertible debt (secured and unsecured) securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock. We have determined that we will require additional financing not only to meet our requirements for additional SmartVault™ units but also to implement our business plan. Depending upon the results of our operations, we may require financing to maintain our current scope of operations. There is no guarantee that we will be able to secure financing or to raise additional capital at a level that matches our operational objectives.
If adequate funds are not available on acceptable terms, we may not be able too take advantage of market opportunities we identify; develop, market or roll-out new technology products and solutions to enhance our service offering; pursue acquisitions that would complement our existing service offerings and or execute our business strategy. Any significant delay in obtaining required financing could jeopardize relationships with certain customers, strategic partners and current and prospective suppliers.
Item 4. Controls and Procedures
As of September 30, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2006. Based upon management’s evaluation as of September 30, 2006, which included a determination that the noted deficiencies did not result in any material errors in the Company’s financial statements for the subject period, the Company determined to take appropriate actions to enhance the effectiveness of the Company’s controls and procedures. Although the Company began to implement some of the steps identified below to enhance the effectiveness of its controls and procedures, as of December 31, 2006, March 31, 2007, and June 30, 2007, management, again with the participation of the Certifying Officers, determined that the Company would require additional time to implement and test the effectiveness of its controls and procedures and that the controls and procedures could not be certified as effective as of such reporting dates. In particular, one of our objectives has been to engage qualified persons to join our accounting staff to assist our financial management team in implementing these measures. Although recent key hires have been made in furtherance of this objective, time will be required to provide appropriate orientation and training in the Company’s existing business processes and systems which impact our financial reporting.
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
In its initial evaluation as of September 30, 2006, and all subsequent evaluations of the Company’s controls and procedures for reporting periods through the date of this current report on Form 10-QSB, our management noted that the Company’s initial public offering in December 2006 and becoming a reporting company under the Exchange Act placed significant burdens on the Company’s financial reporting systems and internal personnel and other resources. The Certifying Officers initially determined in the initial evaluation of the Company’s controls and procedures relating to reporting as a public company that the Company did not have sufficient financial experience and expertise in the preparation of the narrative disclosures in notes to the interim financial statements of the Company and appropriate control systems and, consequently, that controls did not operate effectively on a continuous basis throughout the reporting period. Although the Certifying Officers have noted with respect to the current reporting period, that the initially identified deficiencies did not result in any material errors in the Company’s financial statements for the current quarterly period, they have also determined that the appropriate remediation measures have not been fully implemented and will need to be tested for effectiveness.

The Certifying Officers, with the Company’s other management representatives, are seeking to implement and will monitor the effectiveness of the staff additions and modifications of systems and financial functions in an attempt to ensure that the internal controls and disclosure controls and procedures are effective in the future and as such controls change in relation to developments in the Company’s business and as its financial reporting needs mature. Such evaluations and monitoring of measures implemented will also include any additional corrective actions to address any significant deficiencies and material weaknesses that may be identified. Specifically, in order to address the disclosure controls and procedures deficiencies identified as of the previous reporting dates mentioned and the date of this current report on Form 10-QSB, as well as the Company’s control environment, our management designed the following steps to be implemented and then monitored for effectiveness:
•	introduction of additional procedures to ensure a more thorough review of financial data in the financial reporting and close process;

•	requirement that all complex non-routine transactions during any period be researched and detailed in written memoranda with potential related disclosure requirements and reviewed by senior management;

•	implementation of enhanced preparation and review procedures of our disclosure controls and procedures by hiring of additional outside accounting and SEC reporting consultants on an interim basis, and through additions of senior staff positions to our internal accounting staff;

•	implementation of a program of continuing education for our accounting personnel to enhance their training in the public company accounting and reporting matters; and

•	continued review of our disclosure controls and procedures by our outside auditors.
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
During the quarter ended June 30, 2007, we hired additional accounting personnel, and we continued to refine the software introduced in the first quarter of 2007.
Based upon the time required during the implementation of the account integration, our management recognizes that additional time will be required to fully implement these measures and to test their effectiveness. We intend to further implement, test and monitor these processes with a view to completing the remedial measures listed above by September 30, 2007. We believe that the completion of these steps will enable us to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. In addition to implementing and testing the measures listed above, we will continue to evaluate our disclosure controls and procedures, and to seek to implement, on a timely basis, changes to our disclosure controls and procedures that may be necessary to keep them effective in light of our Company maturing as a public company, any changes in the nature of our business and any rapidly changing environment, and improve them.
Our management does not expect that our disclosure control procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

During the period ended June 30, 2007, there were no changes in an internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a substantial adverse effect on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Securities and Use of Proceeds from Sale of Registered Securities
Use of the Proceeds of our Initial Public Offering
Our initial public offering of 2,760,000 units (including an option granted to the underwriters in the IPO to purchase an additional 360,000 units to cover over-allotments), each unit consisting of one share of our common stock and one five-year warrant entitling the holder to purchase one share of our common stock, was effected through a Registration Statement on Form SB-2 (SEC File No. 333-137931) that was declared effective by the Securities and Exchange Commission on December 6, 2006. On December 7, 2006, we filed another Registration Statement on Form SB-2 pursuant to the SEC Rule 462(b) (SEC File No. 333-139153 to register the increase in the size of the offering to 3,312,000 units (including 432,000 units to cover over-allotments). Our public offering commenced on December 6, 2006, and terminated on December 7, 2006, after the sale of all securities registered. The underwriters’ over-allotment option was exercised in full. Newbridge Securities Corporation, I-Bankers Securities, Inc., Neidiger, Tucker, Bruner, Inc. and Bathgate Capital Partners, LLC acted as managing underwriters in this offering. All 3,312,000 units were sold at a price of $5.00 per unit, which resulted in an aggregate offering amount of $16,560,000.
The net proceeds received by us in the offering were approximately $14,257,685, determined as follows:

Aggregate offering proceeds to the Company	$16,560,000
Underwriting discounts and commissions	1,798,800
Finders fee	—
Other fees and expenses	503,515
Total expenses	2,302,315
Net proceeds to the Company	$14,257,685
None of the underwriting discounts and commissions, offering expenses or net proceeds of the offering were paid, directly or indirectly, to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. We are using, or expect to use, the net proceeds of the offering to provide capital to support the growth of our business and for general corporate purposes as described in the final prospectus for our IPO dated December 7, 2006.
As of June 30, 2007, the Company has expended approximately $ 8,367,965 on purchase of property and equipment, $ 232,473 for interest expense, approximately $679,918 for marketing and $2,534,434 million for working capital. The unspent proceeds are invested in insured, interest-bearing accounts or short term investment-grade securities.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders
We held our Annual Meeting of Stockholders on June 12, 2007. At the Annual Meeting, our stockholders voted on the election of two incumbent directors to our Board of Directors, and on the ratification of the appointment of Anton Collins Mitchell LLP as our independent registered public accounting firm for 2007. Following are the results of the matters voted on at the Annual Meeting:
(1)	In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director (Term Expiring)	FOR	WITHHELD
Kent Lund (2010)	5,305,756	331,860
John Jenkins (2010)	5,305,756	331,860
Additional directors, whose terms of office as directors continued after the Annual Meeting of Shareholders, are as follows:

Term Expiring in 2008	Term Expiring in 2009
Doug Kelsall	Chris Sapyta
Jack Burkholder	Edward Johnson
(2)	The proposal to approve the appointment of Anton Collins Mitchell LLP as our independent registered public accounting firm for 2007 was approved by shareholders as follows:

FOR	AGAINST	ABSTAIN
5,441,656	182,110	13,850
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES
In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART MOVE, INC.

Date: August ___, 2007	By: Title:	/s/ Chris Sapyta Chief Executive Officer
(Principal Executive Officer)

SMART MOVE, INC.

Date: August ___, 2007	By: Title:	/s/ Edward Johnson Chief Financial Officer
(Principal Financial and Accounting Officer)
EXHIBIT INDEX

Exhibit No.		Description of Exhibit
†	3.1	Certificate of incorporation, as amended and restated
†	3.2	Bylaws
*	10.1	Summary of Compensation of Named Executive Officers
**	31.1	Certification pursuant to Section 302 of the SOX
**	31.2	Certification pursuant to Section 302 of the SOX
**	32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the SOX

†	Previously filed with Smart Move’s registration statement on Form SB-2 (SEC File No. 333-137931) and incorporated by reference herein

*	Incorporated by reference to Smart Move’s current report on Form 8-K filed on April 26, 2007

#	Incorporated by reference to Smart Move’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (File No. 001-32951

**	Filed herewith