Form 10QSB/A
period 2007-06-30
SMART MOVE, INC.
filed 2007-08-17
CIK 1349108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
AMENDMENT NO. 1

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

SMART MOVE, INC.
EXPLANATORY NOTE
Smart Move, Inc. (the “Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the fiscal quarter and six months ended June 30, 2007, to reflect the omitted date of signing on the signed, signature page of the report, Exhibits 31.1and 31.2 (which are the Certifications Pursuant to Section 302 signed by the Chief Executive Officer and Chief Financial Officer), and Exhibit 32.1 (which is the Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act signed by the Chief Executive Officer and Chief Financial Officer). In the original filing, the signed report and signed Certifications inadvertently omitted to include the date of the signatures of the Chief Financial Officer and Chief Executive Officer. The Company has filed Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act [Exhibit 31.1and 31.2 ] and the Certification Pursuant to Section 906 of the Sarbanes-Oxley Act [Exhibit 32.1] relating to this Amendment No. 1.
This Amendment No. 1 amends only the following items of the original filing:
Signatures
In accordance with the requirements of the Exchange Act the registrant caused the report as filed to be signed on August 15, 2007 by its duly authorized Chief Executive Officer and Chief Financial Officer.
Item 6. Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
This Amendment No. 1 does not repeat unaffected items.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to its report on Form 10-QSB be signed on its behalf by the undersigned, thereunto duly authorized.

Smart Move, Inc.
Date: August 16, 2007	By:	/s/ Chris Sapyta
Chris Sapyta
President and Chief Executive Officer (Signing on behalf of the registrant and as principal executive officer)

Date: August 16, 2007	By:	/s/ Edward Johnson
Edward Johnson
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

3