Form 10QSB
period 2007-09-30
SMART MOVE, INC.
filed 2007-11-19
CIK 1349108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 001-32951
SMART MOVE, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	54-2189769

(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number
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
As of October 29, 2007, the Registrant had outstanding 10,979,699 shares of common stock, $0.0001 par value per share.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

Cautionary Note regarding Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. In many, but not all, cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will” and “would” or the negative of these terms or other similar expressions. These forward-looking statements include statements regarding our expectations, beliefs, or intentions about the future, and are based on information available to us at this time. We assume no obligation to update any of these statements and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect changes in our expectations or future events. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future, causing our actual results to differ materially from those expressed in any forward-looking statements. These risks include, but are not limited to, certain specific risks, contingencies and other factors discussed under “Risk Factors” or elsewhere in this Quarterly Report on Form 10-QSB, such as the inadequacy of our cash flow to meet our ongoing operational needs and our dependence on the availability of financing, which may cause our actual results, level of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements, or projected by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Please consider our forward-looking statements in light of those risks as you read this report.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Smart Move, Inc.
Balance Sheets

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,685,394	$14,235,823
Account receivable trade, net of allowance of $49,000 and $40,274	230,824	121,280
Packing supplies	96,247	—
Contracts in process	471,242	367,888
Prepaid and other	57,680	114,825

Total current assets	2,541,387	14,839,816

Property and equipment, net	17,799,543	9,662,213
Other assets	117,211	89,006

	17,916,754	9,751,219

Total assets	$20,458,141	$24,591,035

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,856,011	$797,508
Accrued interest	291,296	315,191
Deferred revenue	349,942	113,464
Deferred income tax	—	122,000
Current portion of long-term debt and notes payable, (face amount of $976,379 and $816,238) net of discounts of $608,364 and $522,599)	368,015	293,639
Current portion of obligations under capital leases	89,708	84,130

Total current liabilities	3,954,972	1,725,932

Long-term liabilities:
Long-term debt and notes payable, less current portion, (face amount of $9,347,184 and $10,179,971) net of discounts and offering costs of $4,084,145 and $5,695,423, respectively.	5,263,039	4,484,548
Obligations under capital leases, less current portion	171,215	250,666
Deferred income tax	—	2,165,000

Total long-term liabilities	5,434,254	6,900,214

Total liabilities	9,389,226	8,626,146

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized 10,979,699 and 10,171,092 issued and outstanding, respectfully	1,097	1,017
Additional paid-in capital	19,385,786	17,064,807
Accumulated deficit	(8,317,968)	(1,100,935)

Total shareholders’ equity	11,068,915	15,964,889

Total liabilities and shareholders’ equity	$20,458,141	$24,591,035

The accompanying notes are an integral part of these financial statements.

Smart Move, Inc.
Statements of Operations

	Three Months Ended
	September 30,
	2007	2006
	(unaudited)

Sales	$2,311,168	$1,490,934

Cost of moving and storage (exclusive of depreciation, amortization and impairment shown separately below)	2,243,459	1,623,627
Depreciation, amortization and impairment	1,110,848	275,278

Total cost of moving and storage	3,354,307	1,898,905

Gross loss	(1,043,139)	(407,971)

Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	1,477,407	848,420
Depreciation and amortization	45,325	26,166
Write-off of deferred offering costs	—	602,262

Total selling, general and administrative expenses	1,522,732	1,476,848

Operating loss	(2,565,871)	(1,884,819)

Other income (expense):
Interest income	23,465	9,805
Interest expense	(615,729)	(604,880)

Total other expense	(592,264)	(595,075)

Net loss	$(3,158,135)	$(2,479,894)

Net loss per share:
Basic and diluted	$(0.29)	$(0.45)

Shares used to compute net loss per share:
Basic and diluted	10,854,716	5,522,706

The accompanying notes are an integral part of these financial statements.

Smart Move, Inc.
Statements of Operations

	Nine Months Ended September 30,
	2007	2006
	(unaudited)

Sales	$4,603,287	$3,227,403

Cost of moving and storage (exclusive of depreciation, amortization and impairment shown separately below)	4,908,590	3,804,936
Depreciation, amortization and impairment	2,421,573	706,810

Total cost of moving and storage	7,330,163	4,511,746

Gross loss	(2,726,876)	(1,284,343)

Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	4,691,760	4,952,611
Depreciation and amortization	112,944	71,968
Impairment of note receivable	—	47,000
Write-off of deferred offering costs	—	602,262

Total selling, general and administrative expenses	4,804,704	5,673,841

Operating loss	(7,531,580)	(6,958,184)

Other income (expense):
Interest income	283,195	80,481
Interest expense	(2,255,648)	(1,229,975)

Total other expense	(1,972,453)	(1,149,494)

Loss before income tax benefit	(9,504,033)	(8,107,678)
Income tax (benefit)	(2,367,000)	—

Net loss	$(7,137,033)	$(8,107,678)

Net loss per share:
Basic and diluted	$(0.68)	$(1.67)

Shares used to compute net loss per share:
Basic and diluted	10,502,378	4,854,846

The accompanying notes are an integral part of these financial statements.

Smart Move, Inc.
Statements of Cash Flows

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:	(unaudited)
Net loss	$(7,137,033)	$(8,107,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,128,506	778,778
Impairment of fixed assets	406,011	—
Non-cash compensation	174,555	2,500,000
Write-off of deferred offering costs	—	602,262
Bad debt expense	94,474	—
Amortization of debt discount	1,214,253	268,643
Impairment of notes receivable	—	47,000
Amortization of warrants for services	—	8,839
Value of additional shares issued upon conversion of debt to equity	185,482	36,670
Value of additional warrants issued upon conversion of debt to equity	64,955	124,470
Loss on asset disposal	—	7,446
Deferred income tax benefit	(2,367,000)	—
Change in operating assets and liabilities:
Accounts receivable	(204,018)	(221,806)
Prepaid and other	57,145	(11,084)
Packing supplies	(96,247)	—
Contracts in process	(103,354)	(234,573)
Accounts payable	1,194,728	815,043
Accrued interest	382,589	379,358
Deferred revenue	236,478	(3,652)

Net cash used in operating activities	(3,768,476)	(3,010,284)

Cash flows from investing activities:
Additions of property and equipment (excluding items under capital lease)	(9,775,964)	(4,528,007)
Deposits	(39,200)	(44,000)
Notes receivable	—	(47,000)

Net cash used in investing activities	(9,815,164)	(4,619,007)

Cash flows from financing activities:
Proceeds from issuance of member shares	—	2,125,008
Offering costs on sale and conversion of member shares or common stock	—	(176,766)
Proceeds from issuance of notes payable	1,757,500	6,832,500
Notes payable issuance costs	(152,775)	(532,113)
Proceeds from bank debt	—	500,000
Payments on bank debt	(497,641)	(483,755)
Bank debt issuance costs	—	(4,500)
Payments on obligations under capital leases	(73,873)	(63,176)
Checks drawn in excess of available bank balances	—	(199,802)
Deferred offering (costs) recovery	—	(520,279)

Net cash provided by financing activities	1,033,211	7,477,117

Net decrease in cash and cash equivalents	(12,550,429)	(152,174)
Cash and cash equivalents at beginning of period	14,235,823	3,344,071

Cash and cash equivalents at end of period	$1,685,394	$3,191,897

The accompanying notes are an integral part of these financial statements.

A Smart Move, Inc.
Statements of Cash Flows (continued)
(unaudited)

Nine Months Ended September 30,	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$408,419	$460,768

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired included in accounts payable	$895,883	$—
Allocation of value of warrants and beneficial conversion feature in connection with debt offerings	$65,101	$4,800,482
Recovery of deferred offering costs in accounts payable	$32,108	$—
Adoption of FIN 48 increase in deferred tax liability and accumulated deficit	$80,000	$—
Warrants issued for debt offering costs	$18,507	$184,594
Conversion of accrued interest to shares	$406,484	$296,700
Conversion of debt to equity	$1,373,867	$2,002,069
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
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to quarterly reports on Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
Liquidity
Our ability to continue operations depends on having adequate funds to cover our expenses. We will require approximately $5 million in additional capital to fund our operations in accordance with our current operating model until our operations become self-funding, which is expected to occur during the third quarter of 2008. The availability of additional capital will depend on a number of factors, some of which are outside our control. These include general market conditions, conditions in the private equity markets where we have historically raised capital, the then-current market price of our common stock, our ability to enter into major contracts for the sale of our products, and our perceived future prospects.
We also caution that our cash requirements may vary and are difficult to predict. We are marketing an alternative solution to the moving industry, we have little historical data to accurately predict our sales volumes, and we are entering new relationships with established van lines. The nature of these relationships makes it difficult to predict revenues. Events that we cannot anticipate such as our prospective customers’ ability to execute their plans, may result in delayed orders or order cancellations which may increase our capital needs. Thus, our actual cash requirements may be greater than we currently anticipate.

If we are unable to obtain sufficient financing for our business operations when it is required we may be unable to take advantage of market opportunities as they arise and jeopardize our relationships with certain customers and strategic partners, causing negative impact on our ability to obtain financing for operations and growth in the future. We may not have adequate funds available in the near term to cover our expenses, and if we cannot obtain necessary financing we will be forced to cut back operations, or to sell operating assets. Management’s plans with respect to these matters include ongoing efforts to obtain financing, and may also include efforts to secure vendor approval to defer payables and to reduce operating expenses without impairing our ability to continue to execute our business plan. Management cannot provide any assurance that its plans will be successful in alleviating its liquidity concerns and bringing the Company to the point of sustained profitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.
We are in discussions with several sources to obtain financing for our short and long-term needs. While we are optimistic about securing additional capital in the near term, and have signed commitments for approximately $670,000 of additional short term financing, we are in negotiations for additional capital for our long-term needs and as of the date of this filing we do not have any formal binding commitments to provide these long-term funds. Our ability to execute our business plan and continue in operation is dependant on obtaining some level of additional financing within the next 60 to 90 days. Without this financing, we may not have the ability to continue as a going concern.
Accounting Policies
Reference is made to Note 2 of Notes to Financial Statements in Smart Move’s ’s Annual Report on Form 10-KSB for the summary of the Company’s significant accounting policies.
Advanced Billings
Smart Move recognizes advanced billings and the related deferred revenue of contracts in process on a net basis. Cash payments totaling $349,942 were received on advanced billings for moves in process and are included in the financial statements as deferred revenue as of September 30, 2007. The Company has advanced billings of approximately $441,000, as of September 30, 2007, which have not been recognized in accounts receivable or deferred revenue at September 30, 2007.
Customer Concentrations
At September 30, 2007, one customer accounted for 16% of the Company’s accounts receivable. For the nine months ended September 30, 2007, one customer accounted for 10% of net sales and no single customer accounted for more than 10% of the Company’s net sales for the nine months ended September 30, 2006.
Stock Based Compensation
There were 182,000 options granted to new employees and no options were exercised during the nine months ended September 30, 2007. In accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), compensation costs related to share-based payments that vested during the nine months ended September 30, 2007 and recognized in the Statements of Operations was $144,555. The Company has recognized $30,000 of expense for the nine months ended September 30, 2007, relating to the vested portion of restricted stock grants made to non-employee directors in January, 2007. During the nine months ended September 30, 2006, the Company issued 500,000 shares of stock valued at $2,500,000 to certain officers.

Options exercisable into 342,000 shares of common stock have vesting subject to performance conditions. As of September 30, 2007 management determined the performance conditions are not probable of being achieved and accordingly no compensation expense has been recognized for these options. 114,000 of these were subject to vesting at September 30, 2007, and have been forfeited as the performance conditions were not satisfied at the vesting date.
Loss Per Share
Loss per share is computed based on the weighted average number of shares outstanding during each period. Convertible notes, stock options, unvested grants of restricted stock and warrants are not considered in the calculation, however, as the impact of the potential dilution (11,614,469 shares at September 30, 2007, as compared with 5,899,512 shares at September 30, 2006) would be to decrease the basic loss per share. Consequently, the diluted loss per share indicated for each period is equivalent to basic loss per share for all periods shown.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007, which for the Company will be the 2008 calendar (and fiscal) year. The Company is assessing the impact the adoption of SFAS 157 will have on the Company’s financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed if SFAS 157 is also adopted. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

Property and Equipment
Property and equipment consisted of the following:

	September 30,
	2007	December, 31
	(unaudited)	2006
SmartVaultsTM	$11,421,227	$4,361,161
GPS equipment	2,587,199	1,188,630
Vault mold	1,773,751	1,702,981
Rolling stock and trailers	3,773,853	3,732,415
Container components	1,198,948	—
Office equipment	402,123	341,825
Internal-use software development costs	199,763	—
Leasehold improvements	11,476	6,520

	21,368,340	11,333,532
Less accumulated depreciation	(3,568,797)	(1,671,319)

Property and equipment, net	$17,799,543	$9,662,213

Depreciation expense was $2,128,506 and $778,778 for the nine months ended September 30, 2007, and 2006, respectively. Depreciation expense was $874,226 and $301,444 for the three months ended September 30, 2007, and 2006, respectively.
During the nine months ended September 30, 2007, the Company began assembling a majority of its SmartVault™ containers at its Denver warehouse. The Company receives the components required to be assembled or affixed, consisting of the plastic walls, top, aluminum base, signage and GPS units and then assembles or attaches the components to create a completed container. The completed SmartVault™ container is then shipped to a terminal for use. At September 30, 2007, the container components consisted of $585,901 of sides, bases and tops, $383,600 of GPS units, $142,613 of signage and $86,834 of various additional, miscellaneous components.
The Company accounts for internal-use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use,” or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs incurred in connection with the development or acquisition of software for internal use, is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and will be depreciated using the straight-line method over an estimated useful life of three years, commencing on the date when the software is ready for use. During the nine months ended September 30, 2007 the Company capitalized software development costs of $199,763 in accordance with SOP 98-1.
Long-Lived Asset Impairments
Smart Move, Inc. evaluates whether long-lived assets, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value. The assumptions used by management in its projections of undiscounted cash flows involves significant judgment of material estimates of future revenue and customer acceptance. If the assumptions utilized in the projections do not materialize the SmartVault™ , GPS equipment, vault mold, rolling stock and trailers and container components carrying values could become impaired resulting in a substantial impairment expense in the future.

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
During the second quarter of 2007 the Company was notified by its GPS analog providers that the FCC had ruled that service providers of analog signals will be allowed to discontinue service when the so-called “analog sunset” takes effect in February 2008. As of March 1, the Company had 2,660 of analog GPS units in service. Beginning March 1, these units will be depreciated over their remaining 11 month useful life. This accelerated rate of depreciation resulted in an increase of $153,516 in depreciation for the three months ended September 30, 2007. During the quarter ended June 30, 2007, the Company impaired the $75,094 full net book value of 333 analog GPS units that are no longer in use and have no known salvage value.
During the quarters ended June 30, 2007 and September 30, 2007 the Company retired and recycled a portion of its inventory of the older prototype “SmartVault™-Version I” units that were damaged and recorded an asset impairment of $48,970 and $281,947, respectively as these components were recycled. The remaining prototype “SmartVault™-Version I are used exclusively in local storage environment. A portion of Version I vaults have shown damage to the plastic base and corner joint that are positioned at a ninety degree angle on the Version I prototype. The all plastic base is subject to damage from forklifts. The ninety degree corners and joints have shown signs of stress under load. The new version vaults have a solid aluminum base proven to handle significant stress and the new construction vaults also feature a one piece rounded molded corner and the over all design provides significant strength to the container compared to the Version I prototype.
Valuation allowance for net deferred tax assets
Deferred income taxes are provided for temporary differences between financial reporting and income tax basis of assets and liabilities, and are measured using currently enacted tax rates and laws. Deferred income taxes also arise from the future benefits of net operating loss carry forwards. A valuation allowance equal to 100% of the net deferred tax assets has been recognized at September 30, 2007 due to uncertainty regarding future realization.

Long-Term Debt
A summary of long-tem debt and scheduled future debt maturities as of September 30, 2007 (unaudited) follows:

					2007	2007
		2005 Bank	2006 July	2006 Bank	August	September
Year Ending December 31,	2005 Notes	Note	Notes	Note	Note	Note	Total

2007 (3 months)	$111,306	$165,620	$—	$41,667	$—	$—	$318,593
2008	479,987	178,221	—	166,666	—	—	824,874
2009	540,861	—	—	13,889	1,217,500	—	1,772,250
2010	609,456	—	—	—	—	540,000	1,149,456
2011	686,751	—	5,000,000	—	—	—	5,686,751
2012	571,639	—	—	—	—	—	571,639

Total	3,000,000	343,841	5,000,000	222,222	1,217,500	540,000	10,323,563

Less discounts	(510,842)	(3,499)	(3,385,193)	(6,846)	(20,834)	(61,632)	(3,988,846)

Less offering costs	(102,099)	—	(453,538)	—	(104,987)	(43,039)	(703,663)

Less current maturity	(465,871)	(343,841)	—	(166,667)	—	—	(976,379)

Current portion of discounts	175,477	3,499	333,400	6,321	59,962	29,705	608,364

Long-term portion	$2,096,665	$—	$1,494,669	$55,030	$1,151,641	$465,034	$5,263,039

In April 2005 and in January 2006 Smart Move borrowed funds from a financial institution (“Bank Notes”). As of September 30, 2007, the remaining principal balances on these notes were $343,841 and $222,222, respectively. The Bank Notes are secured by all business assets excluding the Smart VaultsTM and the tool mold and are payable in monthly installments of approximately $55,000 plus interest, and mature through January 2009. In August of 2007 the Bank amended the loan agreements by waiving all of the Company’s previous loan covenant violations and providing for one covenant requiring the Company to maintain a minimum liquidity ratio coverage of 2.5 to 1.0 determined by the ratio of cash and net accounts receivable to the outstanding loan balance with the bank. As of September 30, 2007 the Company was in compliance with the loan covenant. Additionally the Bank amended the interest rate on the Bank Notes by increasing the interest to a fixed rate of 9.25%. The amendments to the bank notes are considered modifications of the existing debt under EITF 96-19 “Debtors Accounting for a Modification or Exchange of Debt Instruments”. In conjunction with this modification, the Company incurred bank fees of $5,000.

In August 2007 Smart Move sold in a private placement note units (the “2007 August Notes”) for $1,217,500 issued at a discount of 1%. The 2007 August Notes are secured by a first lien on all of our container assets, bear interest at 12% and are due September 1, 2009. In connection with the offering, the 2007 August Note holders were granted warrants to purchase 121,750 shares of the Company’s common stock (collectively the “August 2007 PPM Warrants”) and exercisable at price of $7.50 per share for a period of 4.2 years. The 2007 August Notes are convertible into Smart Move shares at a conversion price of $2.00. The fair market value of the as converted shares on the commitment date was less than the $2.00 conversion price and therefore there was no beneficial conversion feature to record. In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the values assigned to both the 2007 August Notes and the August 2007 PPM Warrants were allocated based on their relative fair values. The fair value of the August 2007 PPM Warrants was determined using the Black-Scholes option-pricing model. The face value of $1,217,500 (before cash offering costs of $109,575) was allocated $3,238 to the August 2007 PPM Warrants and $1,214,262 to the 2007 August Notes based on their relative fair values. In connection with the offering, the placement agent was issued warrants to purchase 48,700 Smart Move shares at an exercise price of $2.00 per share with a five year term. The relative fair value of the placement agent warrants of $18,506 at the time of issuance, which was determined using the Black-Scholes option-pricing model was recorded as a debt discount and corresponding increase to paid in capital. Interest on the 2007 August Notes is payable quarterly on the first day of March, June, September and December beginning December 1, 2007. The principal is due and payable September 1, 2009.
In September 2007 Smart Move sold in a private placement an unsecured note (the “2007 September Note”) for $540,000. The 2007 September Note bears interest at 7% and is due September 2, 2010. In connection with the offering, the 2007 September Note holder was granted warrants (collectively the “September 2007 PPM Warrants”) to purchase 100,000 Smart Move shares at an exercise price of $7.50 per share, 100,000 Smart Move shares at an exercise price of $3.25 per share, and 100,000 Smart Move shares at an exercise price of $2.50 per share. All the warrants are exercisable for a period of 5 years. The 2007 September Notes are convertible into Smart Move shares at a conversion price of $1.80. The fair market value of the as converted shares on the commitment date was less than the $1.80 conversion price and therefore there was no beneficial conversion feature to record. In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the values assigned to both the 2007 September Note and the September 2007 PPM Warrants were allocated based on their relative fair values.The fair value of the September 2007 PPM Warrants was determined using the Black-Scholes option-pricing model. The face value of $540,000 (before cash offering costs of $43,200) was allocated $61,863 to the September 2007 PPM Warrants and $478,137 to the 2007 September Note based on their relative fair values. Interest on the 2007 September Note is payable quarterly on the first day of March, June, September and December beginning December 1, 2007. The principal is due and payable September 2, 2010.
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

Balance at January 1, 2007	$(2,287,000)
Additions to tax basis of property and equipment	61,000
Reductions in tax basis of intangibles	(141,000)

Adjusted balance at January 1, 2007	(2,367,000)
Reductions in net deferred tax liability in current period	2,367,000

Balance at September 30, 2007	$—
We classify interest on tax deficiencies as interest expense, and we classify income tax penalties as an operating expense. As of September 30, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.
Tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject. There are no pending examinations by any federal or state taxing jurisdictional authority and the Company has not been notified by any taxing jurisdictions of any proposed or planned examination.

The federal and state income tax (benefit) are summarized as follows (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—

	—	—	—	—

Deferred:
Federal	—	—	(2,071,000)	—
State	—	—	(296,000)	—

	—	—	(2,367,000)	—

Income tax (benefit)	$—	$—	$(2,367,000)	$—

A reconciliation of the income tax (benefit) with amounts determined by applying the statutory U.S. federal income tax rate to loss before tax benefit is as follows (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Provision (benefit)

Computed tax on book loss at the federal statutory rate of 35%	$(1,105,000)	$(868,000)	$(3,326,000)	$(2,838,000)
Pretax loss of A Smart Move, L.L.C. from January 1, 2006 to September 30, 2006 at the federal statutory rate of 35%	—	868,000	—	2,838,000
State taxes, net of federal benefit	(158,000)	—	(475,000)	—
Non-deductible incentive stock options and other	19,000	—	58,000	—
Valuation limited to 100% of net operating loss	1,244,000	—	1,376,000	—

Income tax (benefit)	$—	$—	$(2,367,000)	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax reporting purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2007	2006
	(unaudited)
Current deferred tax assets (liabilities):
Deferred revenue	$140,000	$45,000
Allowance for doubtful accounts	20,000	16,000
Accrued vacation	13,000	3,000
Restricted stock award	8,000	—
Deferred expenses	(188,000)	(147,000)
Prepaid insurance	(11,000)	(39,000)

	$(18,000)	$(122,000)

Long-term deferred tax assets (liabilities):
Debt issuance costs	$(63,000)	$(18,000)
Organizational costs	49,000	196,000
Net operating loss carryforwards	3,889,000	394,000
Beneficial conversion features and warrant allocation on debt offerings	(1,596,000)	(2,191,000)
Property and equipment	(885,000)	(546,000)

	1,394,000	(2,165,000)

Valuation allowance	1,376,000	—

Net deferred tax asset (liability)	$—	$(2,287,000)

At September 30, 2007, the Company had available certain unused operating loss carryforwards that expire in 2021 and 2022 and maybe subject to Internal Revenue Code section 382 limitations. These carryforwards may be applied against the Company’s future taxable income to the extent of approximately $9.7 million.
Equity
In May 2007, holders of the Company’s January 2006 Convertible Notes converted $1,932,500 of the principal amount ($1,373,867, net of offering costs) into shares of the Company’s common stock at a conversion price of $3.75 per share. At the date of conversion the unamortized beneficial conversion discount of $870,523 was recorded as interest expense. As a result of this conversion of debt to equity, the Company issued an additional 515,332 shares of previously authorized but unissued common stock.

On January 3, 2007, Smart Move, Inc. granted 8,676 shares of restricted common stock of the Company in accordance with the Company’s compensation plan for non-employee directors. The 8,676 shares of common stock so issued were valued at $40,000, and became vested as to 4,338 shares as of June 30, 2007, with the remaining shares to vest on December 31, 2007.
In August of 2007, holders of the July 2006 Convertible Notes converted $406,484 of accrued interest into 195,425 shares of the common stock of the Company. As an inducement to convert the accrued interest to equity the note holders were issued an additional 89,174 shares of the Company’s common stock and and were issued warrants to purchase 120,440 shares of the Company’s common stock exercisable at $3.375 for a period of five years. Additionally in connection with this transaction the Company issued 11,852 warrants to placement agents to purchase shares of the Company’s common stock exercisable at $3.375 for a period of five years. The inducement shares and warrants were recorded as additional interest expense and additional paid in capital totaling $250,437.
Subsequent Events
On November 9, 2007 we entered into subscription agreements with certain accredited investors to purchase an aggregate of $670,000 of our $25,000 per unit Subordinated Secured Convertible Notes due October 31, 2008 for the face value thereof. Interest accrues on the notes at the rate of 12% per annum and is payable at maturity. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. Each note was issued with a warrant permitting the holder to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.25 and 25,000 shares of the Company’s common stock at an exercise price of $1.50 per share. These notes and attached warrants (“November 2007 Notes”) are restricted securities issued and sold in reliance upon the exemption from registration contained in Rule 506 of Regulation D under the Securities Act of 1933.
On November 14, 2007, Smart Move, Inc. (the “Company”), confirmed that the holders of the Company’s 2005 Secured Convertible Notes aggregating $3 million principal amount (“2005 Notes”) had agreed with the Company to defer the scheduled amortization of the principal of the 2005 Notes which mature on September 30, 2012, and also to amend interest payment terms of the 2005 Notes. The 2005 Notes had been scheduled to begin amortization on a sixty (60) months schedule. The Company and the holders of the 2005 Notes also agreed that, as consideration for the deferrals, the holders will be granted additional warrants to purchase common stock of the Company, par value $.0001 per share aggregating 540,000 shares exercisable at $1.50.
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
Our Business
Our predecessor entity, A Smart Move, L.L.C., was formed as a Colorado limited liability company (the “LLC”) on August 11, 2004. On December 6, 2006, the LLC merged into Smart Move, Inc. (“Smart Move or the Company”), a Delaware corporation. Smart Move provides an alternative method of moving household goods and commercial goods through the use of the Company’s proprietary SmartVaulttm shipping containers. In June 2005, we began providing services to our customers. We provide intrastate and interstate moving services from 61 of the largest U.S. metropolitan centers, utilizing the terminals of our primary transportation provider, UPS Freight. We have been providing services to major van lines which include the use of SmartVaulttm containers to fill orders for their smaller customers and customers whose shipments require an expedited or time-guaranteed service. The number of these major van lines continues to grow. In addition, we anticipate increased demand from corporate clients who need specialized transportation services for high value products that require specialized handling and tracking capabilities. We currently utilize UPS Freight for outsourcing our local pick up and delivery in all of our 61 markets in which we operate. This allows Smart Move to service all of our locations with less infrastructure cost burdens than traditional movers.
Smart Move Strategy
The Smart Move solution provides a flexible, competitively priced and secure moving alternative for the individual and business consumers utilizing our services. To compete in the multi-billion dollar annual US moving and storage market, we have designed our business model so that it provides for:
•	Efficient utilization of our proprietary SmartVaulttm containers, which is achieved by procedures designed to ensure that our containers are shipped back from the original destination to the nearest available terminal so that they are in position to be used in the next available move cost effectively and utilized more promptly and efficiently;
•	Ability to control costs by outsourcing transportation, warehousing, and moving labor;
•	Ability to open new markets with limited capital;
•	Utilization of state of the art GPS tracking, barcode technology and cell phone technology; and
•	Ability to expand markets and increase revenue opportunities.
Historically, a majority of our net sales have been to a large number of customers. In the third quarter of 2007, sales to Atlas Van Lines accounted for 11% of net sales. In the first nine months of 2007, sales to Atlas Van Lines accounted for 10% of net sales. Loss of this customer could have a material effect on our business, financial condition, results of operations and cash flow. In the first nine months of 2006 no customer had sales that accounted for more that 10% of sales.

Summary of Financial Results
We are an early stage company and reported our first revenues in July 2005. We believe that the rate and extent of growth of our property and equipment deployed for services and increase in our sales are key measurements of Smart Move’s financial results as we continue to implement our nationwide expansion. For the nine months ended September 30, 2007, sales were $4,603,287, compared to $3,227,403 in the same period during 2006, representing an increase of 43%. The net loss for the nine months ended June 30, 2007, was $7,137,033 compared to a net loss of $8,107,678 for the nine months ended September 30, 2006. The decrease in the loss is primarily due to: (i) a stock grant to certain officers and option grants to our employees made prior to our initial public offering for a total non-cash compensation cost incurred of $2,500,000 during the nine months ended September 30, 2006, as compared to $174,555 of non-cash compensation cost incurred for the nine months ended September 30, 2007; (ii) an income tax benefit of $2,367,000 realized by the Company for the nine months ended September 30, 2007, offset by increased interest expense of $1,025,673 (including an increase in noncash interest of $1,078,153), an increase in depreciation, amortization and fixed asset impairment expense of $1,755,739, and an increase in sales-related general and administrative expenses of $2,064,594 as compared with the prior period in 2006. The net basic loss per share for the nine months ended September 30, 2007, was $0.68, compared to a net basic loss per share of $1.67 reported for the same nine months during 2006.
Our investment in property and equipment increased for the nine months ended September 30, 2007, by over $10 million, to an aggregate $21 million investment (before accumulated depreciation). Approximately $14 million of this aggregate amount was attributable to purchases of additional SmartVaulttm units and to the purchase of GPS units and other container components relating to final assembly of the units.
Cash flows used in operations for the nine months ended September 30, 2007, were $3,768,476 compared to cash used of $3,010,284 during the same period in 2006. The required use of cash was primarily attributable to the current period operating loss, offset by non-cash items of depreciation expense of $2,128,506, amortization of debt discounts of $1,214,253, an increase in accounts payable of $1,194,728, and an increase in accrued interest of $382,589.
The following tabular presentation illustrates certain potentially favorable developments noted during the successive quarters of the current fiscal year of the Company relating to its cost of sales. The table below summarizes sales by quarter and the reduction in quarterly gross loss (exclusive of depreciation) expressed as a percentage of total sales volumes, and the table also shows the quarterly additions to property and equipment which occurred for the successive quarterly intervals (unaudited):

	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	September 30,	June 30,	March 31,
Sales:
2007	$2,311,168	$1,344,171	$947,948
2006	$1,490,934	$994,614	$741,855
Percentage change from 2006 to 2007	55%	35%	28%
2007 Quarterly gross profit (loss) as a percentage (exclusive of depreciation, amortization and impairment) of 2007 sales	3%	(20)%	(11)%
2006 Quarterly gross loss as a percentage (exclusive of depreciation, amortization and impairment) of 2006 sales	(9)%	(33)%	(16)%
Additions to property and equipment in 2007	$1,107,582	$5,816,543	$3,747,722
Additions to property and equipment in 2006	$2,998,736	$1,476,573	$52,698

The Company reported its first quarterly gross profit (excluding depreciation, amortization and impairment) for the three months ended September 30, 2007 of $67,709. The Company’s quarterly gross loss increased for the three months ended June 30, 2007 compared to the three months ended March 31, 2007 because of repositioning and furniture pad expenditures of $300,517 (22% of sales) compared to $132,356 (14% of sales) for the three months ended March 31, 2007. The extent of the continuing reduction in gross loss is expressed in the table above as a percentage of sales exclusive of depreciation, amortization and impairment expense. This information reflects that the Company has been able to reduce its service cost associated with delivering moving and storage services, a majority of which has resulted from the Company’s ability to reduce its freight costs incurred for moves. This reduction in freight costs has been achieved through the utilization of better software tools to minimize the number of missed shipments and through a proactive effort to consolidate shipments into a full truck load rather than “LTL” or less than truck load freight in separate partial truckloads, normally enabling a lower freight cost for full loads. The Company also has been able to reduce its warehouse costs by actively seeking to conclude arrangements with lower priced providers. The Company’s labor costs also have declined as a percentage of sales as a result of Smart Move’s continuing efforts to expand its base of labor provider resources within the markets we serve. The increased utilization of our container assets comprising that fleet will help reduce our expenses associated with repositioning of the SmartVault™ containers.
During the nine months ended September 30, 2007, the Company added approximately 4,500 containers to its existing fleet of SmartVault™ units. As a result of this expansion, the Company incurred repositioning costs and furniture pad expenditures of $630,221 (representing 14% of Sales). The majority of the repositioning costs relate to positioning of the previous older Version I SmartVault™ units for use in our local storage operations. These costs are included in costs of moving and storage during the current period. We believe these costs will be reduced in subsequent periods as the Company reaches the appropriate vault capacity to meet market demand.
The following table summarizes total sales, completed moves and moves in progress (unaudited):

	Three Months Ended		Three Months Ended		Three Months Ended
	September 30, 2007		June 30, 2007		March 31, 2007
	Number	Amount	Number	Amount	Number	Amount

Completed Moves	658	$1,948,008	378	$1,082,362	237	$801,696
Corporate moves, storage and other		363,160		261,809		146,252

Total Sales		$2,311,168		$1,344,171		$947,948

	At September 30, 2007		At June 30, 2007		At March 31, 2007

Moves in Progress	356	$1,176,635	412	$1,394,912	224	$893,655

The majority of our sales through the end of the current period in fiscal 2007 were to the general public. As of September 30, 2007, we had 356 moves in progress (that includes advanced billings) which, when completed, will represent revenue of approximately $1,176,000. The Company recognizes revenue upon completion of all the moving services. The Company delineates a customer move into five stages, 1-5, based on the move status of the customer. Stage five is the final stage, retrieval of the empty vaults from the destination, indicating completion of all required services and triggers revenue recognition. A move in progress is a contracted customer move which has yet to reach stage five. The costs associated with moves in progress are reflected as deferred costs and any cash collected on a move in progress is reflected as deferred revenue.

The following table summarizes the components of cost of goods sold (unaudited):

		Components of Cost of Goods Sold
		Three Months Ended		Nine Months Ended
		September, 30		September, 30
		2007	2006	2007	2006

Variable Costs
Freight, labor, insurance and service		$1,782,207	$1,404,659	$3,590,722	$3,367,616

	Percent of Sales	77%	94%	78%	104%

Fixed Costs
GPS and storage costs		$263,905	$65,994	$687,647	$116,915

	Percent of Sales	11%	5%	15%	4%

Furniture pads and repositioning		$197,347	$152,974	$630,221	$320,405

	Percent of Sales	9%	10%	14%	10%

Total cost of goods sold (excluding depreciation, amortization and impairment)		$2,243,459	$1,623,627	$4,908,590	$3,804,936

	Percent of Sales	97%	109%	107%	118%

Total cost of good sold		$3,354,307	$1,898,905	$7,330,163	$4,511,746

	Percent of Sales	145%	127%	159%	140%
Cost of goods sold (excluding depreciation, amortization and impairment) is comprised of the following cost categories: variable, fixed and furniture pads and repositioning. Included in variable is, freight, insurance, labor and service costs for which the Company will not incur a charge unless a move is started.
Fixed costs are monthly expenses on our containers that may or may not be involved in an actual move during the period. Included in fixed cost is GPS service and storage. Repositioning should be reduced as a percentage of sales as the units are positioned in markets based on demand. Furniture pads are expensed in the period purchased. As a result of our expansion of SmartVaultsTM the cost of furniture pads to date is greater, as a percentage of revenue, than the normal replacement cost of pads expected in the future.
Principal Costs and Expenses:
Our principal operating costs and expenses incurred on a recurring basis consist of:
Cost of Revenues: Cost of moving and storage consist of both fixed and variable costs incurred for the acquisition, transportation, repositioning and storage associated with the SmartVaultTM containers. During the expansion phase of the Company the fixed period costs, such as the depreciation, storage and other related cost incurred to build capacity have inequitably burdened the Company’s current period growth stage revenue.

Depreciation, Amortization and Impairment: Represents the reduction in the balance sheet value of our containers, forklifts, flatbed trailers and GPS units to reflect the cost of ownership and the consumption and estimated future benefit of the asset’s useful life. These costs are included in the cost of moving and storage above.
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
Future Revenues and Operating Expenses
We have had only a short operating history and are continuing to expand within our existing and targeted future markets. Although our expectations may not be realized, we anticipate that our revenue and operating expenses will increase substantially in the future for the following reasons:
Revenues
•	We are working to develop a number of additional revenue-generating opportunities by increasing the number of relationships we have with national and local moving companies, through increased use of our SmartVault™ containers for special purposes in other vertical markets, and by deployment or licensing of our tracking technology components within other industries which require asset tracking.
Expenses
•	Accounting and Reporting: We are expanding our accounting staff and investing in additional accounting system software to assist us in administering a higher volume of transactions and we are implementing better controls to facilitate our ongoing reporting obligations as a public company.
•	Public Company Administrative Costs: As a public company we have incurred, and will continue to incur, additional legal, accounting and other expenses that we did not incur as a private company. These additional costs include the recurring legal, accounting fees and investor relation fees associated with ongoing reporting requirements under the Securities Exchange Act of 1934, as amended, and compliance with the various provisions of the Sarbanes-Oxley Act of 2002, investor relations administration costs, fees to independent Board members for their services as directors, and certain director and officer liability insurance costs. We obtained directors and officer’s liability insurance on December 4, 2006 and key man life insurance on our CEO which we did not have in the past and for which we will incur additional premium costs. We also expect the outside legal, accounting and other expenses that we incur as a public company on an annual basis to be in excess of $500,000.
•	Expenses: We believe that our recurring expenses for labor, materials and general administrative costs of conducting sales and operations will not increase proportionately to increased revenues if we are successful and the volume of our business expands, and that we will continue to experience a decrease in our expenses as a percentage of sales.

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
Revenue and Cost Recognition
We recognize service revenue and expenses only upon completion of the applicable contract for our services. This policy involves deferring direct and incremental moving expenses, including freight and handling costs and the related revenue, until completion of the services covered by a given contract. We recognize advance billings and the related deferred revenue for contracts in process on a net basis. Advanced billings and related deferred revenue for services that have not been completed in the amount of approximately $441,000 have not been recognized on our balance sheet, at September 30, 2007. As of September 30, 2007, we also deferred expenses of $471,242 on contracts in process and deferred revenue of $349,942 with respect to cash payments we received on contracts in process in accordance with this policy. We incur costs as each move is completed and generally receive payment for the full move upon completion and final delivery of services. As a consequence, we also defer expenses which may exceed advance payments we receive on contracts for which the services remaining to be performed will not be completed until after the end of a given month. The deferral of these associated costs is necessary to properly match revenue with corresponding direct and incremental moving expenses. If we were to recognize these costs as period costs, our growth in services would reflect an increased gross loss. For the period ending September 30, 2007, if the deferred costs were expensed, our gross loss would be increased by $471,242.
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
Credit Risk, Service Provider and Supplier Risk
Our customers generally are required to pay for the services we provide in connection with a given move upon completion of the move and delivery of the transported household and other goods. We seek to mitigate the credit risk associated with our services rendered prior to payment by extending credit terms with respect only to those limited trade accounts receivable of the customers we deem creditworthy. At September 30, 2007, we had an allowance of $49,000 for estimated credit losses. We continually review the adequacy of our allowance for doubtful accounts and adjust it, as necessary, based upon current credit knowledge of the customers’ circumstances.

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
Stock Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R , “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock based compensation is recognized on a straight-line basis over the requisite service period. The amount of compensation expense recognized for options with a graded vesting schedule equals no less than the portion of the award that is vested. SFAS 123R supersedes our previous accounting under APB 25 for periods beginning on or after January 1, 2006. The Company recognized compensation expense related to options of $144,555 for the nine months ended September 30, 2007.
Directors who are not employees of Smart Move receive as part of their compensation for services as directors an annual grant of restricted shares of our common stock having a fair market value of $10,000 at the beginning of each year, determined as the average closing price of a share of the Company’s common stock for each day during the month of December preceding the grant date. These stock grants (vest as to one half of the shares at June 30th and as to the other half at December 31st of each year. The Company expenses these stock grants using the straight-line method over the vesting term and recognized $30,000 of compensation expense during the nine months ended September 30, 2007.
We expect that equity-based compensation expense for fiscal 2007 and 2008 from all existing awards to employees, officers and directors will be approximately $280,000 per year. This amount represents both stock option awards and restricted stock grants. The performance-based portion of the 342,000 options to purchase shares of common stock issued to our CEO and CFO in September of 2006 are not included in the equity-based compensation expense described above because management has determined that the attainment of the performance targets specified in the employment agreements is not probable. In the event that subsequent developments indicate that the attainment of the performance targets has become probable, our equity-based compensation expense would increase annually for fiscal 2007 and/or 2008. Any future significant awards or changes in the estimated forfeiture rates of stock options and stock grants may impact these estimates. 114,000 of these options were subject to vesting at September 30, 2007, and have been forfeited as the performance conditions were not satisfied at the vesting date.

Nonemployee Options, Warrant and Convertible Debenture Valuation and Accounting
We apply SFAS No. 123R in valuing options granted to consultants and estimate the fair value of such options using the Black-Scholes option-pricing model. The estimated fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current estimated fair value at each period end, until vested.
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
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligation as of September 30, 2007 (unaudited):

	Payment Due by Period
		2007
	Total	(3 months)	2008	2009	2010	2011	2012
Long-term debt obligations:(1)
Principal	$10,323,563	$318,593	$824,874	$1,772,250	$1,149,456	$5,686,751	$571,639
Interest	3,342,412	270,899	1,019,850	896,977	720,009	405,716	28,961
Capital leases	297,613	28,801	115,205	115,205	38,402	—	—
Operating leases	714,950	70,260	283,160	201,470	119,780	40,280	—
GPS service	584,637	40,443	161,772	161,772	125,022	88,272	7,356

	$15,263,175	$728,996	$2,404,861	$3,147,674	$2,152,669	$6,221,019	$607,956

Long-term debt obligations reflect payments for the principal and interest that is based on rates that range from 7.00% to 12.00%.

The Company entered into employment agreements with our CEO and CFO in 2006. These agreements provide for base salaries of $188,000 and $175,000, respectively. These officers additionally are eligible for cash bonuses up to 50% of base salaries. In addition, they were granted 342,000 options that vest based upon exceeding certain performance targets. On April 27, 2007, the Board of Directors voted to approve the Compensation Committee’s recommendation to increase executive salaries to $196,000 in the case of our Chief Executive Officer and $182,400 in the case of our Chief Financial Officer with the adjustments to be effective from February 15, 2007. The performance criteria applicable for the cash bonuses during 2007 will consist of two components, an EBITDA target threshold to be measured both semi-annually and annually, and an annual target for “number of moves.” If the specified targets are met, our CEO and CFO will each be eligible to earn cash bonuses up to the greater of 50% of base salary or a stipulated amount for each officer, being $125,000, in the case of the Chief Executive Officer, and $110,000 in the case of the Chief Financial Officer. As of September 30, 2007, management has determined that these performance targets will not be met and no bonus has been accrued. Additionally 114,000 options were subject to vesting at September 30, 2007, and have been forfeited as the performance conditions were not satisfied at the vesting date. In November 2007, our CEO, CFO and other members of the management team agreed to waive 50% of their salaries for the months of November and December 2007. This waived cash compensation totaling approximately $85,000 will be reflected as non-cash compensation expense and a credit to paid-in capital in the fourth quarter of 2007.

Results of Operations
Comparison of the three months ended September 30, 2007 and 2006 (unaudited):
Sales

	For the
	Three Months Ended
	September 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Sales	$2,311	$1,491	55%
Sales increased $820,234 during the three months ended September 30, 2007, as compared to the comparable period in the prior year. The increase in revenues can be attributed to operating in a larger market of 61 Metropolitan Service Areas (“MSAs”) as of September 30, 2007, compared to 40 MSAs for the majority of the quarter in 2006, as well as revenue from commercial and national van lines in 2007 compared to none in 2006.
Total cost of moving and storage

	For the
	Three Months Ended
	September 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total cost of moving and storage	$3,354	$1,899	77%
Gross loss percent of sales	(45)%	(27)%
Cost of moving and storage (exclusive of depreciation, amortization and impairment)

	For the
	Three Months Ended
	September 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total cost of moving and storage (exclusive of depreciation , amortization and impairment)	$2,243	$1,624	38%
Gross profit (loss) percent (exclusive of depreciation, amortization and impairment) of sales	3%	(9)%
Cost of moving and storage consists primarily of the cost of transportation to move the containers (freight). Our cost of moving and storage for the three months ended September 30, 2007, was $3,354,307, resulting in a gross loss of $1,043,139, compared to the three months ended September 30, 2006 of $1,898,905 and a gross loss of $407,971. Our gross loss increased $635,168. The increase in the gross loss is attributable to an increase in depreciation expense due to the addition of 21 MSAs and additional SmartVaultsTM. Also included in cost of moving and storage for the three months ended September 30, 2007, was $828,901 of depreciation on our SmartVaultsTM, forklifts, GPS units and flat bed trailers compared to depreciation of $275,278 for the three months ended September 30, 2006. This is an increase of $553,623.

During the quarter ended September 30, 2007, the Company recorded an impairment of $281,947 representing the full net book value on certain older Version I vaults that were damaged. A portion of Version I vaults have shown damage to the plastic base and corner joint that are positioned at a ninety degree angle on the Version I prototype. The all plastic base is subject to damage from forklifts. The ninety degree corners and joints have shown signs of stress under load. The new version vaults have a solid aluminum base proven to handle significant stress and the new construction vaults also feature a one piece rounded molded corner and the overall design provides significant strength to the container compared to the Version I prototype. The older Version I vaults are being used exclusively in local storage environment where movement and handling are minimized. Our gross profit percentage has been negatively impacted by both our high depreciation costs associated with the operational fixed assets necessary to establish the national expansion of the business and inefficiencies in our supply chain, and in the three months ended September 30, 2007 we incurred repositioning costs of approximately $90,172 (or 4% of Sales) to position the initial prototype “SmartVault™-Version I” for use in local storage and incurred costs of $107,175 (or 5% of Sales) to purchase of furniture pads and other supplies to stock the new SmartVaults™ put into service during the period.
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
Total selling, general and administrative expenses (unaudited):

	For the
	Three Months Ended
	September 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total selling, general and administrative expenses	$1,523	$1,477	(3)%
As a percentage of sales	66%	99%
Total selling general and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Total selling, general and administrative expenses were $1,522,732 for the three months ended September 30, 2007, compared to $1,476,848 for the three months ended September 30, 2006. The majority of the change is comprised of salaries and wages for three months ended September 30, 2007, of $609,287 (including $47,573 of non-cash compensation) compared to salaries and wages for the three months ended September 30, 2006 of $402,655 or an increase of $206,632, an increase in advertising and marketing of $44,089, an increase in director fees of $10,000 and an increase in legal and accounting of $22,223.
Included in total selling, general and administrative expenses for the three months ended September 30, 2006 was the write off of $602,262 of deferred offering costs when we withdrew our prior registration statement with the United States Securities and Exchange Commission in July of 2006.

Depreciation expense of $45,325 was also included in the total selling, general and administrative expenses for the three months ended September 30, 2007, compared to depreciation expense of $26,166 applicable to the three months ended September 30, 2006. We expect selling, general and administrative expenses to increase modestly as we transition from our national rollout of MSAs to concentrating on sales growth. It is our expectation that these expenses will continue to decrease as a percentage of revenue if we are successful in expanding our sales.
We will continue to incur advertising and marketing expenses as we expand markets and sales efforts. These expenses include web leads purchased from internet moving portals, pay per click programs, key word placements, internet yellow page directories, and other web advertising.
Total other expense

	For the
	Three Months Ended
	September 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total other expense	$592	$595	(1)%
As a percentage of sales	26%	40%
Total other expense consists primarily of interest expense and interest income. Interest expense for the three months ended September 30, 2007, was $615,729 (which included $434,913 of non-cash interest expense) compared to $604,880 for the three months ended September 30, 2006. The increase is mainly attributable to interest conversion inducements of $250,437. Interest income for the three months ended September 30, 2007, was $23,465 compared to $9,805 in the prior year.
As a result, the Company reported a net loss of $3,158,135 for the three months ended September 30, 2007 compared to a net loss of $2,479,894 for the three months ended September 30, 2006. Net loss per basic and diluted shares was $0.29 for the three months ended September 30, 2007 compared to $0.45 for the three months ended September 30, 2006. Net loss per share is based upon weighted average shares outstanding of 10,854,716 for the three months ended September 30, 2007 compared to 5,522,706 for the three months ended September 30, 2006. The increase in weighted average shares is primarily due to the shares issued in our December 2006 IPO, private offerings in September of 2006 and the debt conversion in the second quarter of 2007.

Results of Operations
Comparison of the nine months ended September 30, 2007 and 2006 (unaudited)
Sales

	For the
	Nine Months Ended
	September 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Sales	$4,603	$3,227	43%
Sales increased $1,375,884 during the nine months ended September 30, 2007, as compared to the comparable period in the prior year. The increase in revenues can be attributed to operating in a larger market of 61 Metropolitan Service Areas (“MSAs”) as of September 30, 2007 compared to 40 MSAs for the majority of 2006, as well as revenue from commercial and national van lines in 2007 compared to none in 2006.
Total cost of moving and storage

	For the
	Nine Months Ended
	September 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total cost of moving and storage	$7,330	$4,512	62%
Gross loss percent of sales	(59)%	(40)%
Cost of moving and storage (exclusive of depreciation, amortization and impairment)

	For the
	Nine Months Ended
	September 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total cost of moving and storage (exclusive of depreciation, amortization and impairment)	$4,909	$3,805	29%
Gross loss percent (exclusive of depreciation, amortization and impairment) of sales	(7)%	(18)%
Cost of moving and storage consists primarily of the cost of transportation to move the containers (freight). Our cost of moving and storage for the nine months ended September 30, 2007, was $7,330,163, resulting in a gross loss of $2,726,876, compared to the nine months ended September 30, 2006 of cost of moving storage of $4,511,746 and a gross loss of $1,284,343. Our gross loss increased $1,442,533. The increase in the gross loss is attributable to an increase in depreciation expense due to the addition of 21 MSAs and additional SmartVaultsTM. Included in cost of moving and storage for the nine months ended September 30, 2007, was $2,015,562 of depreciation on our SmartVaultsTM, forklifts, GPS units and flat bed trailers compared to depreciation of $706,810 for the nine months ended September 30, 2006. This is an increase of $1,308,752. During the nine months ended September 30, 2007, the Company recorded an asset impairment of $75,094 full net book value of 333 analog GPS units that are no longer in use and recorded an asset impairment $330,917 impairment on certain vaults that were damaged. A portion of Version I vaults have shown damage to the plastic base and corner joint that are ninety degree on the Version I prototype. The all plastic base is subject to damage from forklifts. The ninety degree corners and joints have shown signs of stress under load. The new version vaults have a solid aluminum base proven to handle significant stress and the new construction vaults also feature a one piece rounded molded corner and the over all design provides significant strength to the container compared to the Version I prototype. The older Version I vaults are being used exclusively in local storage environment where movement and handling are minimized. Our gross profit percentage has been negatively impacted by our high depreciation costs associated with the operational fixed assets necessary to establish the national expansion. Our gross loss has been decreasing each quarter by our concentration on reducing costs, through the upgrades of our software, additional personnel to monitor costs and consolidation of loads to take advantage of full truck load freight rates. For the nine months ended September 30, 2007, we incurred repositioning costs and furniture pad expenditures of $630,221 (representing 14% of Sales).
Total selling, general and administrative expenses

	For the
	Nine Months Ended
	September 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total selling, general and administrative expenses	$4,805	$5,674	(15)%
As a percentage of sales	104%	176%
Total selling general and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Total selling, general and administrative expenses were $4,804,704 for the nine months ended September 30, 2007, compared to $5,673,841 for the nine months ended September 30, 2006, or a decrease of $869,137. The majority of the change is comprised of salaries and wages for nine months ended September 30, 2007, of $1,665,085 (including $144,555 of non-cash compensation) compared to salaries and wages for nine months ended September 30, 2006, of $3,559,924 (including non-cash compensation of $2,500,000) or a decrease of $1,894,839 offset by an increase of legal and accounting of $476,460 an increase in advertising and marketing of $398,964 an increase of director fees of $105,000 and an increase in bad debts of $94,474 due to outdated collection policies that have been subsequently changed. In prior periods, our transportation providers administered arrangements by which funds due from customers paying by certified check were remitted to us. A significant portion of the increase in the bad debts is due to procedural problems or delays in remittance or pick up of certified funds. In the future all payments by checks are required to be remitted directly to the Company by ACH transfer prior to delivery of the containers to the ultimate destination point.
Also in total selling, general and administrative expenses was depreciation expense of $112,944, for the nine months ended September 30, 2007, compared to $71,968, for the nine months ended September 30, 2006. We expect selling, general and administrative expenses to increase modestly as we transition from our national rollout (adding MSAs) to concentrating on sales growth. It is our expectation that these expenses will continue to decrease as a percentage of revenue if we are successful in expanding our sales.

We will continue to increase advertising and marketing expenses as we expand markets and sales efforts. These expenses include web leads purchased from internet moving portals, pay per click programs, key word placements, internet yellow page directories, and other web advertising. During the period October 1, 2005 to December 31, 2005 we invested $151,930 in convertible notes of a service company, which provided us moving and handling services. We intended to supplement our moving services with those loading and unloading services provided by the Company to address the needs of our customers who seek full service moves. We originally intended to provide this entity with working capital loans up to $210,000 to maintain the service company’s operations until March 2006. However, the service company was not able to maintain budgeting necessary to reach a breakeven position and we discontinued the funding after providing an additional $47,000 in January 2006, which is shown as note impairment of note receivable of $47,000 at September 30, 2006. During the first quarter of 2006 we determined that the convertible note value had been impaired as the service company was not able to execute its business plan and the future collection of the notes receivable is doubtful. Accordingly we recorded an impairment for 100% of the notes receivable balance and we are not recognizing any interest income due under the terms of the notes receivable.
Total other expense

	For the
	Nine Months Ended
	September 30,
	2007	2006	% Change
	(In thousands, except
	percentages)
Total other expense	$1,972	$1,149	72%
As a percentage of sales	43%	36%
Total other expense consists primarily of interest expense and interest income. Interest expense for the nine months ended September 30, 2007, was $2,255,648 (which included total non-cash interest of $1,847,420 comprised of $1,214,253 of non-cash interest from the amortization of debt discounts, including $870,523 from the expensing of the unamortized beneficial conversion discount upon the conversion of the January 2006 Notes to equity and $250,437 of stock and warrants issued as inducements to convert interest into equity) compared to $1,229,975 (which included $268,643 of non-cash interest from the amortization of debt discounts and $161,140 of inducements to convert debt to equity) for the nine months ended September 30, 2006. The increase is directly attributable to higher debt levels to fund our equipment purchases and operating loss. Interest income for the nine months ended September 30, 2007, was $283,195 compared to $80,481 in the prior year.
As a result, the Company reported a loss before income taxes of $9,504,033 for the nine months ended September 30, 2007, compared to a net loss of $8,107,678 for the nine months ended September 30, 2006. The increase in the loss before income taxes is attributable primarily to an increase in depreciation expense of approximately $1,349,728, an increase in impairment of $406,011, an increase in interest expense of 1,025,673, and off set by a reduction in general and administrative expenses of approximately $260,851.
For the nine months ended September 30, 2007, we recorded an income tax benefit of $2,367,000 compared to none in the prior year as we were a limited liability company treated as a partnership for income tax purposes. The tax benefit is a result of the reduction in the deferred tax liability originally recognized when we became a taxable corporation in December 2006. The deferred tax liability has been reduced to zero and we will not recognize a tax benefit on additional net operating losses until we generate taxable income and the use of the net operating losses is more likely than not.
As a result, the Company reported a net loss of $7,137,033 for the nine months ended September 30, 2007, compared to a net loss of $8,107,678 for the nine months ended September 30, 2006. Net loss per basic and diluted shares was $0.68 for the nine months ended September 30, 2007, compared to $1.67 for the nine months ended September 30, 2006. Net loss per share is based upon weighted average shares outstanding of 10,502,378 for the nine months ended September 30, 2007, compared to 4,854,846 for the nine months ended September 30, 2006. The increase in weighted average shares is primarily due to the shares issued in our December 2006 IPO, private offerings in September of 2006 and the debt conversion in the second quarter of 2007.

Liquidity and Capital Resources
Our ability to raise capital involves uncertainties discussed under “Liquidity” and will be affected by any of the risks affecting our business discussed under the heading Management’s Discussion and Analysis contained in this Quarterly Report.
We require significant working capital to fund our operations and need to raise short term capital within the next 60 to 90 days to continue in operation. We recently sold debt instruments to fund our business and we currently have a significant amount of debt outstanding that likely will increase if we are successful in securing additional funding. Our level of debt could significantly affect our business by: (i) making it more difficult for us to satisfy our obligations, including making scheduled principal and interest payments under our debt obligations, (ii) limiting our ability to obtain additional financing; (iii) requiring us to dedicate a portion of our cash flow from operations to payments of debt, thereby reducing the availability of our cash flow for other purposes, and (v) limiting our flexibility.
If we are unable to pay our trade creditors in a timely manner, we may incur additional charges or be unable to obtain services we require in order to provide moving services to our customers. If our vendors of strategic operational services do not extend us necessary credit we may not be able to fill current or new orders, which may affect the willingness of our customers to continue to place orders with us.
Management is pursuing a number of approaches to secure additional financing and implement cash conservation measures. Because of both our current low stock price and our operating losses, management cannot provide any assurance that we will be able to obtain commercial loans or raise sufficient money through the sale of our equity securities. If we are not able to raise adequate funding, we may be unable to continue in business. If we are able to raise funding in the equity markets, our stockholders might suffer significant dilution and the issuance of securities may result in a change of control.
In April 2005 and in January 2006 Smart Move borrowed from a financial institution (“Bank Notes”) that had an outstanding principal balance as of September 30, 2007 of $343,841 and $222,222, respectively. The Bank Notes are secured by all business assets excluding the Smart VaultsTM and the tool mold and are payable in monthly installments of approximately $55,000 plus interest, and matures through January 2009. In August of 2007 the Bank amended the loan agreements by waiving all of the Company’s previous loan covenant violations and providing for one covenant requiring the Company to maintain a minimum liquidity ratio coverage of 2.5 to 1.0 determined by the ratio of cash and net accounts receivable to the outstanding loan balance with the bank. As of September 30, 2007 the Company was in compliance with the loan covenant. Additionally the Bank amended the interest rate on the Bank Notes by increasing the interest to a fixed rate of 9.25%.
Cash Flows
Smart Move’s largest source of cash flow is cash collections from customers. Smart Move’s standard payment terms are such that the entire balance is due when the containers are delivered to the customer’s destination point or payment on the 28th day after the containers are delivered to the customer’s origination point which ever occurs first. Net cash used in operations was $3,768,476 for the nine months ended September 30, 2007. Cash was consumed by the net loss of $7,137,033, less non-cash expenses of $2,128,506 for depreciation, $1,214,253 of amortization of debt discounts, $174,555 of non-cash compensation, an impairment of $406,011, bad debts of $94,474 and shares and warrants issued as inducements to convert debt to equity of $250,437 offset by a non-cash cost of a deferred income tax benefit of $2,367,000. Cash was also consumed by increases in accounts receivable of $204,018, an increase in contracts in process of $103,354, an increase in packing supplies of $96,247, an increase in accounts payable of $1,194,728, an increase in accrued interest of $382,589, an increase in deferred revenue of $236,478 and a decrease in prepaid expenses of $57,145.

Investing Activities
For the nine months ended September 30, 2007, net cash outflows from investing activities of approximately $9.8 million were attributable to purchases of property and equipment.
Financing Activities
For the nine months ended September 30, 2007, financing activities provided net cash of approximately $1 million, consisting primarily of new borrowings of $1.8 million reduced by repayments on debt and capital leases of $571,514 and note payable issuance costs of $152,775.
Convertible Promissory Notes
At September 30, 2007, we had outstanding $9,217,500 in principal amount of secured promissory notes. The secured promissory notes bear interest at 10% to 12% per annum. Only interest is payable on the 2005 notes aggregating $3,000,000 during the first two years after issuance in October 2005. On the third anniversary of their issuance, however, we will begin making principal payments on the notes on a five-year amortization basis. The July 2006 notes in the amount of $5,000,000 require only interest to be paid for 5 years and all principal is due at maturity. The August 2007 notes in the amount of $1.2 million bear interest at the rate of 12% per annum payable quarterly with the principal due on September 1, 2009. The secured promissory notes aggregating $4,200,000 may be prepaid in whole or part without any prepayment penalty. The remaining $5,000,000 of our secured notes are subject to a 2% pre-payment penalty for the first two years, unless our stock trades at a 25% premium to the initial public offering price of our stock. These promissory notes aggregating $9,200,000 are secured by a first lien on all our container assets and our tool mold. The principal amount of these promissory notes may be converted into shares of our common stock at the option of the holders. Up to $3.0 million of these notes may be converted at a price of $5.00 per share and an additional $5.0 million may be converted at a price of $3.75 and the remaining $1,200,000 may be converted at a price of $2.00. In September of 2007 we issued a $540,000 unsecured promissory note that bears interest at the rate of 7% per annum payable quarterly. The principal amount is due September 2, 2010. The unsecured note may be converted at a price of $1.80.
The 2006 promissory notes will have substantial financial impact on our future financial statements in accordance with proper accounting procedures of EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF No. 00-19 “Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. As of September 30, 2007 we have allocated $3,385,193 million of the $5,000,000 million total debt to the detachable warrants and beneficial conversion feature. Our future financial statement will reflect interest expense calculated at an effective interest rate of 64% on the detachable warrants and beneficial conversion feature.
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

The fair value of our cash and short-term investment portfolio at September 30, 2007, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.
The face value of our long-term debt at September 30, 2007, including current maturities, was approximately $10.3 million compared to a carrying value of $6.2 million reflecting discounts of approximately $4.1 million. Our long-term debt is at fixed interest rates ranging from 7.00% to 12.00%. The potential increase in interest expense resulting from a hypothetical 10% increase in the average interest rates applicable to our long-term debt at September 30, 2007 would be approximately $30,000 per quarter.
Item 4. Controls and Procedures
As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.
This conclusion reflects our management’s earlier determination in connection with the evaluation performed as of the end of prior fiscal quarters that the Company’s initial public offering in December 2006 and becoming a reporting company under the Exchange Act placed significant burdens on the Company’s financial reporting systems and internal personnel and other resources. The Certifying Officers also previously determined that the Company’s financial management team did not have sufficient experience in the preparation of the narrative disclosures in notes to the interim financial statements to ensure that the disclosure controls and procedures we maintain (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Our management determined for the period covered by this quarterly report and all previous Exchange Act reports that the noted deficiencies did not result in any material errors in the Company’s financial statements for the subject periods. As discussed in our previous Exchange Act reports, we determined to identify and take appropriate actions to enhance the effectiveness of our controls and procedures. During the quarter ending March 31, 2007, we introduced new mitigation protocols for the proprietary software used to record transactions and events in customer service, logistics and operations areas to consolidate this information in accounting and finance reports. We hired additional accounting personnel and continued to refine our proprietary software during the current quarter ended September 30, 2007.
In connection with their evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007, the Certifying Officers noted that the Company’s financial team has expanded its technology and personnel resources utilized in connection with the recording of transactions and acquired additional expertise in the preparation of the narrative disclosures in notes to the interim financial statements of the Company. Additional time will be required for personnel hired during the quarter ended September 30, 2007 to become familiar with all business processes applicable to the Company in order to finalize implementation of enhancement and remediation measures and test them for effectiveness. The Certifying Officers have therefore concluded that controls did not operate effectively on a continuous basis throughout the current reporting period. The Certifying Officers confirmed, with respect to the current reporting period, that the previously identified deficiencies did not result in any material errors in the Company’s financial statements for the current quarterly reporting period. During the period ended September 30, 2007, there were no changes in internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

During the fourth quarter of 2007, the Certifying Officers, with the Company’s other management representatives, will endeavor to complete implementation of enhancement and remediation measures. We will also plan to test our disclosure controls and procedures to verify their effectiveness to provide reasonable assurances that that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
The following testing protocols will be used to evaluate our control environment and the effectiveness of our disclosure controls and procedures as of the end of the fourth fiscal quarter of 2007:
•	Review of the effectiveness of our introduction of additional procedures designed to ensure a more thorough review of financial data in the financial reporting and close process;
•	Review of the effectiveness of our procedures for research and documentation relating to the requirement that all complex non-routine transactions occurring during any reporting period are reviewed by senior management;
•	Review of updated task allocations among financial staff members in connection with ongoing preparation and review procedures;
•	Review of measures taken to support financial and accounting staff awareness of requirements and any changes required by new standards or regulations or changes in our business, including internal communications processes established and a mandatory program of continuing education requirements for our accounting personnel to enhance and maintain their knowledge and skills relevant to training in public company accounting and reporting matters; and
•	Review of processes relating to discussions with external auditors regarding review of our disclosure controls and procedures.
We will also monitor our disclosure controls and procedures on a continuing basis to ensure that information we are required to be disclose in the reports we file or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In the future as such controls change in relation to developments in the Company’s business and financial reporting requirements, our evaluation and monitoring measures will also address any additional corrective actions that may be required.
Our management does not expect that our disclosure control procedures or our internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a substantial adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors.
RISK FACTORS
The risks and uncertainties identified in this section, and elsewhere in this quarterly report could materially adversely affect our business, prospects, financial condition, operating results or cash flow. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business. If any of these risks materialize, the trading price of our common stock could decline.
Risks Related to Our Current Financial Condition
•	Our capital requirements have been and will continue to be significant, and we have a near term and long-term need of capital to continue to operate.
•	Currently, we are incurring losses from operations, have limited capital resources, and do not have access to a line of credit or other debt facility.
•	Our Management is pursuing various funding alternatives, including additional private placement of debt, commercial loans and finance leases, but no definitive arrangements are in place to ensure we will have capital to sustain operations.
•	If we raise additional capital through the issuance of debt securities, the interests of our shareholders would be subordinated to the interests of our debtholders and any interest payments would reduce the amount of cash available to operate and grow our business. Additionally, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and that our cash flow may be insufficient to pay principal and interest on any such indebtedness.
•	If we raise additional capital through the sale of equity securities, including additional convertible notes and warrants in the future, the ownership of our shareholders would be diluted.
•	Our assets serve as collateral for various loan and note obligations. If we are unable to maintain compliance with loan covenants or procure waivers when required or in the event we fail to pay loans and notes according to their terms, there can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets.
•	Should any of our large trade creditors demand immediate payment for services or materials we require to conduct business, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider entering into arrangements with creditors or filing for bankruptcy protection.
Certain Risk Factors that May Affect Results of Operations and Financial Condition
The following discussion topics include matters as to which our management has identified certain specific risks that may affect the results of our operations and financial condition.
Seasonality Risk Factors and Uncertainties with Respect to Certain Trends
Seasonal demand factors may cause our current revenue and expenses to fluctuate significantly from quarter to quarter. Specifically, a relatively large portion of consumer moves within the United States are undertaken during summer months prior to the commencement of primary and secondary school academic years. Certain initiatives we are pursuing with national van line companies and affiliates may involve services associated with enterprise relocations and personnel moves on behalf of corporate, military and other customer categories which may not be subject to the same seasonal demand factors, but we cannot currently project whether these arrangements will impact our quarter to quarter results.

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
Operational Impact of our Dependence on Financing
We have determined that we continue to require additional near-term financing to meet our business objectives even beyond the requirements discussed above associated with our current financial condition .There is no guarantee that we will be able to secure financing or to raise additional capital in the future at a level that matches our operational objectives.
If adequate funds are not available on acceptable terms, we may not be able to take advantage of market opportunities we identify; develop, market or roll-out new technology products and solutions to enhance our service offering; pursue acquisitions that would complement our existing service offerings and/or execute our business strategy. In the event of any significant delay in obtaining required financing it could jeopardize our relationships with certain customers, strategic partners and current and prospective suppliers could be jeopardized and we may be unable to continue in business.
An Impairment of our Long-Lived Assets Could Affect Future Net Income
We have made a significant investment in long-lived assets. During the ownership of an asset, an asset impairment charge against the Company’s earnings may result from the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flows generated from the use of our assets. The Company’s ability to recover its purchase investment in assets is subject to market risks, including any changes in market conditions that may make the use of our assets less cost-effective relative to available alternatives. Our ability to deploy assets successfully depends significantly on having the use of the asset accepted by our customers for the moving services they require. In accordance with applicable accounting standards, we periodically assess the value of long-lived assets in light of current circumstances to determine whether impairment has occurred. If an impairment should occur, we would reduce the carrying amount to our fair market value and record an amount of that reduction as a non-cash charge to income, which could adversely affect our net income reported in that quarter in accordance with generally accepted accounting principles. We cannot definitively determine the extent of impairments that may occur in the future, and if impairments do occur, what the timing might be or the extent to which any impairment might have a material adverse effect on our financial results.

Item 2. Unregistered Sales of Securities and Use of Proceeds from Sale of Registered Securities
Unregistered Sales of Securities
As disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007, Smart Move, Inc. received gross proceeds of $540,000 on September 26, 2007 in connection with the sale of an unsecured convertible note in the principal sum of $540,000. The unsecured convertible note was sold to an accredited investor within the meaning of Regulation D under the Securities Act of 1933. In its Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2007, the Company disclosed that it had completed a private placement transaction with existing holders of convertible notes for the sale of 48 Note Units which generated aggregate proceeds of approximately $1.2 million. As a measure to conserve cash, in August, 2007, the Company offered holders of its July 2006 Convertible Notes an opportunity to receive a number of shares of unregistered common stock of the Company in lieu of cash interest payments due on the outstanding convertible notes held by these investors for the period ended July 31, 2007. The number of shares issued in lieu of cash payment corresponded to 150% of the amount of interest accrued and payable at July 31, 2007, amounting to an aggregate $406,484, divided by a conversion price equal to 103% of the closing bid price of the stock on the date the holders elected to convert the accrued interest entitlement into equity such date. The Company also issued five (5) year warrants covering an aggregate 120,440 shares to converting holders to purchase at an exercise price of $3.375 per share. Securities sold during the quarter were offered, issued and sold in reliance upon the exemption from registration contained in Rule 506 of Regulation D under the Securities Act of 1933.
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
As of September 30, 2007, the Company has expended approximately $9,775,964 of the net proceeds from the public offering on purchases of property and equipment, $408,288 for interest expense, approximately $706,531 for marketing and $3,366,902 million for working capital.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters To A Vote Of Security Holders
No matter was submitted during the three months ended September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.
Item 5. Other Information
Subsequent Events
On November 9, 2007 we entered into subscription agreements with certain accredited investors to purchase an aggregate of $670,000 of our $25,000 per unit Subordinated Secured Convertible Notes due October 31, 2008 for the face value thereof. Interest accrues on the notes at the rate of 12% per annum and is payable at maturity. The notes are convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. Each note was issued with a warrant permitting the holder to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.25 and 25,000 shares of the Company’s common stock at an exercise price of $1.50 per share. These notes and attached warrants (“November 2007 Notes”) are restricted securities issued and sold in reliance upon the exemption from registration contained in Rule 506 of Regulation D under the Securities Act of 1933.
The November 2007 Notes represent a bridge financing to continue operations until we are able to secure adequate funding for business activities in fiscal 2008. Our management is in discussions with commercial lenders, leasing companies and institutional investors but we can provide no assurance we will be able to secure and close on the additional funding we require to sustain our current level of operations and satisfy our contractual obligations.
On November 14, 2007, Smart Move, Inc. (the “Company”), confirmed that the holders of the Company’s 2005 Secured Convertible Notes aggregating $3 million principal amount (“2005 Notes”) had agreed with the Company to defer the scheduled amortization of the principal of the 2005 Notes which mature on September 30, 2012, and also to amend interest payment terms of the 2005 Notes. The 2005 Notes had been scheduled to begin amortization on a sixty (60) months schedule. The Company and the holders of the 2005 Notes also agreed that, as consideration for the deferrals, the holders will be granted additional warrants to purchase common stock of the Company.
Item 6. Exhibits
The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES
In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART MOVE, INC.

Date: November 19, 2007	By:	/s/ Chris Sapyta

	Title:	Chief Executive Officer
(Principal Executive Officer)

SMART MOVE, INC.

Date: November 19, 2007	By:	/s/ Edward Johnson

	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
EXHIBIT INDEX

Exhibit No.		Description of Exhibit
†	3.1	Certificate of incorporation, as amended and restated
†	3.2	Bylaws
*	10.1	Summary of Compensation of Named Executive Officers
#	10.2	Limited waiver and amendment to loan documents dated effective August 30, 2007.
††	10.3	Purchase Agreement connection with the September 26, 2997 sale of an unsecured convertible note in the principal sum of $540,000.
**	23.1	Consent of Houlihan Smith & Company Inc.
**	31.1	Certification pursuant to Section 302 of the SOX
**	31.2	Certification pursuant to Section 302 of the SOX
**	32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the SOX

†	Previously filed with Smart Move’s registration statement on Form SB-2 (SEC File No. 333-137931) and incorporated by reference herein

*	Incorporated by reference to Smart Move’s current report on Form 8-K filed on April 30, 2007 (File No. 001-32951)

#	Incorporated by reference to Smart Move’s current report on Form 8-K filed on September 5, 2007 (File No. 001-32951)

††	Incorporated by reference to Smart Move’s current report on Form 8-K filed on October 1, 2007 (File No. 001-32951)

**	Filed herewith