Form 10KSB
period 2007-12-31
SMART MOVE, INC.
filed 2008-03-28
CIK 1349108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-32951
SMART MOVE, INC.
(Name of small business issuer in its charter)

Delaware	54-2189769
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)
5990 Greenwood Plaza Blvd, Suite 390
Greenwood Village, CO 80111
(Address of Principal Executive Offices)
Issuer’s telephone number: 720-488-0204
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $0.0001
Registered on the American Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The issuer’s revenues for its most recent fiscal year were $5,810,898.
As of March 12, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates based on the closing sale price of Common Stock was $5,450,224. As of June 30, 2007, the aggregate market value of the registrant’s outstanding common equity held by nonaffiliates was $27,945,453, based on the closing prices of the registrant’s stock on June 29, 2007, the last trading day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 5% of the outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 12, 2008, the issuer had 12,399,623 shares of common stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders which Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2007.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-KSB contains forward-looking statements concerning our financial condition, results of operations and business, including, without limitation, statements pertaining to:
•	The development of new services and product and the expansion of our current markets;

•	Implementing aspects of our business plans;

•	Expectations regarding business generated through marketing alliance and other referral programs

•	Financing goals and plans;

•	Our existing cash and whether and how long these funds will be sufficient to fund our operations

•	Our raising of additional capital through future equity or debt financings; and

•	General economic conditions
These and other forward-looking statements are primarily in the sections entitled “Item 6 - Management’s Discussion and Analysis” and “Item 1 — Business.” Generally, you can identify these statements because they use phrases like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements are only predictions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those stated in this Report.
We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. Cautionary language in this Report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Such factors include, among other things, risks and uncertainties discussed throughout Item 1 — Business and Item 6 — Management’s Discussion and Analysis.
We are not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report and other statements made from time to time by us or our representatives might not occur. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Smart Move, Inc.
Form 10-KSB
Index

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
Overview and History
Smart Move, Inc. is a Delaware Corporation. Unless the context indicates otherwise, the terms “our,” “we,” “us,” and “Smart Move” refer to Smart Move, Inc. Our predecessor company, A Smart Move, L.L.C. was organized as a Colorado limited liability company on August 11, 2004, and began business operations in June 2005. Smart Move, Inc. was incorporated in Delaware on December 5, 2005, as a wholly-owned subsidiary of A Smart Move, L.L.C. On December 6, 2006, when we commenced our initial public offering, A Smart Move L.L.C. merged into Smart Move, Inc. The purpose of the merger was to reorganize A Smart Move as a Delaware corporation. As a result of the merger, all issued and outstanding shares of limited liability company membership interest in A Smart Move L.L.C. automatically converted into two shares of Smart Move, Inc. common stock. All previously issued and outstanding options, warrants and convertible notes of our predecessor company, A Smart Move, L.L.C. that previously had been exercisable to purchase or convertible into a share of membership interest of A Smart Move, L.L.C., became exercisable to purchase or convertible into two shares of Smart Move, Inc. common stock at half the originally stated exercise or strike price.
Our Services
Smart Move is a moving services and asset management company. We use our proprietary SmartVault™ shipping containers to provide an alternative method of moving household goods which eliminates the underlying cause of many common problems experienced during moves. Smart Move’s service model: (i) does not require customers to rent or drive trucks to the destination; (ii) provides ease of customer use of our standardized moving containers and our content loading processes; and (iii) provides scheduling convenience and time saving that avoids the crisis management scenarios typically associated with consumers’ moving experiences. Key elements of our strategy include:
•	competitive pricing;

•	superior security;

•	scheduling flexibility and expedited service;

•	lower insurance claims rate

•	industry acceptance of SmartVault™ as a complement to existing major van lines operations

•	more customer options; and

•	full replacement value insurance coverage for customers’ shipped goods of $10,000 per vault.
Our business model and processes allow us to operate on a cost-efficient basis with a small labor force and without a need for the substantial investment of capital in transportation facilities that is typically required of national moving van service providers and their local agents. We do not own or operate any trucks or trucking equipment, other than one vehicle in Denver, Colorado, used in our local storage business. Instead, we contract with third party trucking companies for the transportation services we require and focus our efforts on providing a specialized moving container and strategic asset tracking and management services associated with our use of these assets. UPS Freight acts as our primary local cartage provider and takes responsibility for loading, unloading and transporting our SmartVaults™ in connection with our customer moves. Instead of contracting with large national van lines for our transport needs, we have elected to take advantage of the recurring excess load capacity of UPS Freight and other trucking logistics industry companies to ship our SmartVaults™ for long distance moves. These trucking logistics companies regularly ship a wide range of commercial products on a basis that generally involves time-sensitive delivery requirements and can ship our SmartVaults™ far more efficiently than moving vans. They are willing to provide this service to us on a cost-effective basis because we enable them to utilize their own excess load capacity more effectively.
The containerized service business model we developed was driven by our desire to scale rapidly without having to incur costly investment to acquire trucking and transportation infrastructure facilities. We determined that the Company’s growth potential would depend upon Smart Move’s ability to outsource the necessary trucking and warehouse infrastructure for long distance moves from major third party providers. In implementing our business plan and model, we discovered that our need to strategically deploy the infrastructure resources of major third party trucking and moving logistics companies on a regular basis matched a recurring need of those same companies to increase the utilization levels of their equipment and facilities. Through careful planning we have been able to identify cost reducing synergies between our ongoing requirements for transportation and temporary warehousing services for our SmartVault™ containers with the recurring need of trucking equipment and warehouse facilities operators to utilize excess carrying and storage capacity. We have also identified specific strategies and asset management and tracking technologies to meet the needs of specific customers and alliance partners as well as general opportunities to expand future business though direct participation in household goods transportation brokerage activities. We believe our business model will allows us to plan effectively to meet peak seasonal and other forecast demands for our services and the flexibility to define value propositions that meet varying requirements of new service opportunities and markets.

Liquidity and Capital Resources
Our financial statements have been prepared on the assumption that we are a going concern and that we will be able to realize our assets and discharge our liabilities in the normal course of business; however certain events and conditions cast substantial doubt on this assumption. We have incurred net losses since our inception and we anticipate that we will continue to operate in a deficit position for the foreseeable future. We have estimated that we will need additional capital of $2,500,000 during 2008 in order to fund our operations, make our scheduled debt payments and implement our business plan during the next twelve months. This amount of capital could be less or more depending upon the volume of sales and the timing of the sales volume during the year. Due to our historical inability to generate revenue to cover all operating costs, and the difficulty of predicting future revenue, we will require additional financing in order to conduct our normal operating activities and cover our monthly expenses. There can be no assurance that we will be able to obtain the additional financing we require, or be able to obtain such additional financing on terms acceptable to our Company. These circumstances raise substantial doubt in our ability to continue as a going concern.
Because of our loss from operations, and our need for additional financing in order to fund 2008 obligations our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.
For additional information regarding factors which could affect our ability to meet our obligations, please see the “Risk Factors” section below in this Item 1, and the sections titled “Liquidity and Going Concern” in Item 6 of this Report.
Strategy Overview
Our overall business objective is to be a leading provider of affordable solutions for a wide range of both individual and commercial customers who require predictable, reliable and secure moves and/or storage to minimize the uncertainties and frustrations generally associated with the moving experience. The problems we undertake to solve for customers have been widespread through the industry and our ability to deal with them helps us to generate goodwill for the future by improving our customers’ moving experiences. The issues and concerns we address include such common problems as:
•	Inflexible or indefinite schedules for consumer moves;

•	Hidden costs of overhead or of insuring goods;

•	Consumers’ inability to control important aspects of the move; and

•	Risks of inadvertent offloads of goods at interim points during transit, increasing risk of loss or property theft.
We provide a solution that eliminates the underlying cause of these common problems experienced during moves. Smart Move’s service model: (i) does not require customers to rent or drive trucks to the destination; (ii) provides ease of customer use of our standardized moving containers and our content loading processes; (iii) the consumers goods are loaded and unloaded only once; and (iv) provides scheduling convenience and time saving that avoids the crisis management scenarios typically associated with consumers’ moving experiences. Key elements of our strategy include:
•	Efficient utilization of our specially designed proprietary SmartVault™ containers to ensure they are shipped back from the original “shipped-to” destination to the nearest available terminal rather than a more distant original “shipped-from” site; enabling us to achieve operational and freight cost efficiencies by monitoring the availability of SmartVaults™ at various terminals for outbound shipments by lowest cost long distance carriers to the nearest location for which a current demand exists;

•	Maintaining and enhancing our ability to scale operations rapidly and control costs by outsourcing transportation, warehousing, and moving labor;

•	Ability to open new markets with limited capital;

•	Mitigation of risks of loss through use of state of the art GPS tracking technology

•	Ability to replicate the model in additional markets to increase revenue opportunities; and

•	Offer our services direct to our “competition”, the industry’s leading moving companies as clients.

Asset Based Strategy
The key asset component of our solution and overall strategy is the maintenance of a proprietary fleet of unique containers designed to ship household and commercial goods in a secure, protected environment. Our specially designed, SmartVaults™ are equipped with a global positioning (GPS) device enabling the Company to track and map the location of the vault throughout the supply chain. The features of the SmartVault™ also include:
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
The all aluminum deck and base of the SmartVault™ combines with the durable HDPE composition of these containers to allow a longer useful life for the entire unit. The aluminum base also enables the container to be used in additional vertical markets where wood containers are generally considered unsuitable for transport of goods, such as pharmaceutical, food and international shipments. In addition to being of a uniform size, our SmartVault™ containers are designed to be readily loaded by forklift and can be transported inside of all standard trailers and sea containers. The SmartVault’s™ sturdy and waterproof structure and its ability to be locked and secured also provide a high degree of protection from transit-related damage and theft. The risk of loss or excessive delay in transit is further reduced by our ability to monitor the location of each of our SmartVaults™ through the combined tracking functionality of bar-code scanning and GPS. The SmartVault’s™ security features and our ability to track these assets fosters the availability of lower cost insurance against the loss of or damage of goods during transit.
Strategic Outsourcing of Warehouse and Transportation Requirements
The ability to maximize our operational leverage through strategic outsourcing of trucking and warehouse infrastructure is a key element of our business model. By avoiding the direct capital outlay required to acquire and maintain transportation equipment and facilities across the country, and the associated costs of administration, environmental compliance and highly variable fuel costs, we are able to focus our operational and financial resources on optimizing the use of our proprietary fleet of SmartVault™ containers. We believe that our best of breed SmartVault™ units, which are manufactured from sturdy and highly durable, recyclable material and which have a significantly longer usable life and greater versatility than competitive container products, represent a state-of-the-art container for a broad range of moving service markets in which containerized shipping offers significant advantages.
UPS Freight provides the vast majority of our pick-up and delivery needs within local markets (consisting of markets within an approximate 100-mile radius of our terminals in various geographic locations). UPS Freight also provides a majority of our terminal to terminal transportation and warehousing service requirements. Rather than building a costly infrastructure with associated overhead demands, we have outsourced these requirements by contracting with UPS Freight. Consequently, we avoid recurring fixed costs for transportation and warehouse storage that conventional movers incur as we are able to access most of our transport and warehousing requirements cost-effectively through contract arrangements with UPS Freight. Our agreement with UPS Freight requires UPS Freight to perform a variety of functions with regard to our containers on a non-exclusive basis, including, but not limited to, vault delivery, vault pick-up, vault line haul transportation and container storage. Our agreement with UPS Freight has a stated 36-month term that expires August 24, 2008. Although either party may terminate the agreement at any time by giving the other party 90 days’ written notice of termination, we believe the UPS Freight relationship provides strategic advantages for both Smart Move and UPS Freight that will foster its continuation. Smart Move will continue to require the ability to outsource to other firms the types of services we obtain from UPS Freight in order to expand rapidly and to be able to use our available capital for SmartVault™ purchases and revenue growth.
Although we would incur significant delays and associated costs in the event of any termination of our strategic relationship with UPS Freight, we believe that other major cartage providers in the logistics transport sector would be available to contract with us to meet our outsourcing requirements on a cost-effective basis. While UPS Freight performs the shipping, delivery and storage service components of our containerized moving services, we remain the primary contact for our customers and negotiate the price and schedule of services, including delivery and pickup. We direct UPS Freight to carry out the delivery and pick-up of our containers to and from the customer’s location. Smart Move pays UPS Freight a set fee per trip, so that our costs are fixed, except for a fuel surcharge. We also provide the trailer and forklift equipment for the local delivery. UPS Freight is required to provide on-going quality control inspections, training and safety consistent with our requirements. Once the vault is ready to be deployed to another city, UPS Freight will deliver the SmartVaults™ on its existing trucks that are traveling to that destination. National and regional freight carriers such as UPS often cannot fill their trucks to capacity and consequently are able and willing to offer very competitive rates to move our vaults long distance in order to fill their unused trailer space.

Use of Tracking Technology
We have the ability to track our containers by means of two compatible and synergistic technologies. We utilize a proven, reliable barcode-based logistics tracking system currently maintained by UPS Freight and supplement this online tracking functionality with our own proprietary GPS tracking technology. We continue to refine these technology components of our service offering.
Our tracking technology and our proprietary inventory software allow us to manage and monitor our assets on a continuous basis. We expect that having the technology-enabled ability to track SmartVaults™, spot trends, manage our own supply chain and predict future inventory needs allows us to increase vault utilization rates and increase revenues. Our customers benefit from our combined tracking technologies and processes. The UPS Freight Pro NumberTM tracking system and our GPS system both allow our customers to track their goods, thereby providing the sense of security, control and peace of mind that the move is progressing as planned, with precision and accuracy.
Market Opportunity
Smart Move competes in the U.S. household moving and storage industry. This industry generates combined annual revenues of approximately $31 billion. The interstate and local U.S. household moving and storage industry component alone represents revenues of approximately $13 billion annually. The 20 largest companies control approximately 35 percent of the market. (Source: The American Movers and Storage Association, September 2005)
We currently offer our services in 61 of the largest U.S. metropolitan centers from the terminals of our primary transportation provider, UPS Freight. Our expansion plan calls for expansion into additional metropolitan markets and adding additional equipment to existing centers to increase productivity capacity.
Market Opportunity in the Domestic Moving and Storage Industry
The containerized moving business is an emerging business segment with attractive growth and market opportunities. In recent years, the moving industry has offered consumers the option of containerized “do-it-yourself” moves only on a local basis, maintaining traditional practices for the interstate segment of the market. Historically, local container moves have been undertaken mainly by smaller “mom and pop” operations. Often, the containers used by these firms have been low-quality plywood crates. The few companies that do offer more durable, updated containers within these markets have limited flexibility in their loading and shipping methods. Some companies have developed serviceable storage boxes but have not used the boxes successfully on a national basis. We believe we are well positioned as an early entrant in this market to offer a credible nationwide service and that we are the first company primarily dedicated to serving the interstate market.
Consistent Migration of the U.S. Population
According to the latest U.S. Census Bureau report,” Geographical Mobility 2006”, every year 40 to 42 million Americans move. This involves 17 million households utilizing moving services of some nature, whether it be a full service move or simply renting a truck for a self-move. Approximately 20% of those moves are regional in scope, involving a length of haul extending outside of a given county, but within the same state. Another 14% involve longer distance moves to another state or country. Our immediate target is the interstate market which is estimated at about 2.38 million moves per year.
We have identified the top 60 cities with respect to their total moving activity. Significant synergies exist in serving these cities because over 80% of all moves are between these cities. The data we have received from the 10 largest national moving companies indicate that those companies provide over 500,000 interstate moves per year undertaken into and out of the top 30 cities. This data does not include any statistics regarding the number of self moves nor does it reflect second tier moving company activity. Consequently, we believe the market for these moves is actually much larger. We launched our services in those 30 top ranked cities in May of 2005 and have subsequently added an additional 31 cities. Through UPS Freight, we have access to operational terminals in all major metropolitan areas. To expand further, we would need to procure a sufficient number of SmartVaults™ for each city in order to be able to commence local operations and to supply each city with our standard forklift and flat bed trailer for local pick up and delivery. Our strategic objective is to maintain a sufficient number of locations from which containers can be accessed to allow movements within Smart Move’s network to be coordinated on the most cost-effective basis. Our proprietary fleet of SmartVaults™ allows positioning and redeployment of empty containers that are ready for next use to any other location within our network and avoids the need for individual SmartVaults™ to be returned only to a base location. This allows freight cost and administrative efficiencies to be realized on a fleet-wide basis and repositioning of containers to be based on multiple factors including demand and length of haul.

Other Statistical Indicators of the Domestic Opportunity
The following statistics further support the demand for a flexible, secure and efficient moving solution:
(Source: US Census Bureau)
•	40 million people (16% of the population) moved between March 2005 and 2006;

•	14% of movers relocated to another state; 20% moved to another county in the same state; the majority of which 62% stayed within the same county, 4% came from abroad;

•	The average American moves 12 times in a lifetime;

•	30% of renters in the US and 7% of homeowners moved to a different residence in 2006; and

•	20 to 29 year olds have the highest moving rates — about 33% of the total in that age group moved in the last year; the next most active group being 30-34 year olds, with 22% having moved during the last year.
Competition
Our main competitors include the self-storage facilities and portable storage and moving service providers described below. The discussion which follows reflects the Company’s own assessment of the competitive landscape it is facing and is based in part on our review of a variety of publicly available sources of information regarding these companies, including (but not limited to) SEC filings made by public companies and the descriptions of activities and operations contained in corporate websites.
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
PODS Enterprises, Inc. is a Florida company providing Portable On Demand storage and moving services in certain parts of Florida and Illinois. The company is also a franchiser of PODS protected franchise areas in 132 metropolitan areas in 42 states. PODS was recently acquired by ARCAPITA, Inc, for approximately $430 million (announced December 21, 2007).
Major Van Lines, including well known long distance moving companies such as United, Atlas, North American, Allied, Mayflower, Bekins and Wheaton, each with annual revenues of $150 million to over $1 billion provide a range of services within markets that include those in which we operate. These companies offer full service moves to consumers through their network of agents and have operations in a majority of the largest 100 cities in the United States. These van lines all operate and require their local agents to operate truck and trailer moving assets to complete the moves required by their traditional customer base.
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
We provide solutions for both individual consumers and businesses in need of moving services or desiring to use secured containers to ship and/or to store commercial goods. Most of our competitors act as independent agents on behalf of large transportation providers, and are forced to make significant capital investment in trucks and trucking equipment. We “outsource” our trucking service requirements on a contract basis that avoids a need for extensive infrastructure. As a result, we believe that we enjoy a competitive advantage because we are able to scale our operations activity to match our current level of demand very rapidly. Our business model and processes also allow us to operate on a cost-efficient basis with a small labor force and to replicate the model in additional markets to increase revenue opportunities.
We believe that traditional movers have failed to address basic consumer issues and service problems in the following fundamental respects:
•	High overhead costs passed onto consumers;

•	Capital-intensive infrastructure;

•	Property theft and loss;

•	Inflexible schedules for consumers;

•	Hidden or unexpected costs charged to consumers;

•	Lack of control by consumers over important aspects of the move; and

•	Inefficient use of the moving company’s assets.
Conventional movers find it difficult to address the issues and problems listed above on a cost-effective basis. Our business model and implementation strategy is designed to minimize these common problems and to improve our customers’ moving experience. We believe that the combination of design features, loading flexibility and efficient and predictable cube-configured space requirements of our SmartVault™ also gives us a competitive advantage over container storage companies like PODS®, and Public Storage. In addition to being of a uniform size, our SmartVault™ containers are designed to be readily loaded by forklift and can be transported by all standard trailers and sea containers. The SmartVault’s™ sturdy and waterproof structure and its ability to be locked and secured also provide a high degree of protection from transit-related damage and theft. The risk of loss or excessive delay is further reduced by our ability to monitor the location of each of our SmartVaults™ through the combined tracking functionality of bar-code scanning and GPS. The SmartVault’s™ security features and our ability to track these assets fosters the availability of lower cost insurance against the loss or damage of goods during transit.
Value Added to the Customer
Most insurance and liability claims in the moving industry relate to lost or missing goods. The Smart Move solution minimizes the risk of loss of goods by allowing customers to place their own lock on the vaults and, as an added security feature, a secure seal is attached by UPS Freight to the vault at the time of shipment. Customers are thereby assured that their goods have not been touched or handled multiple times, as it is often the case with moves handled by traditional movers. We also believe that we can provide customers a cost savings of from 15% to 20% (a part of which savings comes from a customer’s election to pack his or her own goods), depending upon the type of move, service level, distance, origin and destination, as compared to the pricing offered by traditional movers. Also, we provide consumers with convenience and flexibility. The consumer is afforded the significant planning advantage of more time to pack and fill the container prior to shipment and to unload it upon arrival at the destination site. For example, in a traditional full service move, the customer must, generally, be ready to move out and have all goods loaded in one day. Then, upon arrival at his or her destination, the customer must accept the household goods on the assigned delivery date or pay additional fees. Consumers using Smart Move’s services, in contrast, can load, take delivery, ship and store their goods in a warehouse near the destination for up to 28 days without incurring additional charges. If additional storage time is required, we are able to provide the required storage at a very competitive price of $2.00 per day, per vault.

The benefits to the end-user of our solution include:
•	No Trucks to Rent and Drive. When renting our SmartVault™ container, the customer’s need for a moving truck is eliminated. Typically, when moving and storing furnishings the consumers must first locate and reserve a rental truck of the appropriate type and size. Often consumers are inexperienced at driving larger rental trucks and have concerns upon accepting responsibility for damage to the truck and have liability for accidents they may cause while operating the vehicle. In addition, many states require that the driver of rental trucks to be at least 25 years of age. Since most moves occur during the weekends, the appropriate size truck for a given move is often unavailable, forcing the renter either to rent a truck that is too small for the job, thereby necessitating multiple trips or, incurring increased costs of renting a larger truck than is really needed and that may be more difficult to operate. Once a truck is rented, customers drive it to their location and load the truck by carrying their possessions up a ramp. The truck must be loaded and unloaded quickly in order for them to be able to return the truck before the rental deadline. When the customers are ready to retrieve their belongings at the destination site, this entire process must be repeated. Our system wholly eliminates the need for our customers to rent a truck. The customers need only contact us and a clean SmartVault™ will be delivered directly to their location and left for packing. The customers can take as much time as they wish to pack the SmartVault™. Once loaded, we return to pick up, load and transport the SmartVault™ to the customers’ final destination. Upon the delivery of the SmartVault™, the customers can take their time, unloading it at their convenience. When the customers are finished, they simply call us to retrieve the empty unit.

•	Ease of Use and Loading of Contents. Our customers have the added benefit of renting a vault that is easy to use. Our customers only move their possessions directly into the SmartVault™, which is placed at ground level for packing and does not require the use of a cumbersome ramp.

•	Convenience and Time Savings. The typical loading period for our self service customers usually takes place over a few days, which permits them to load and unload the contents at their convenience. This eliminates the stress and rush associated with trying to beat a deadline imposed by a rental truck company. In addition, our customers save a significant amount of time by avoiding unnecessary packing and unpacking and in reduced driving time. When choosing a traditional self-storage facility, customers have to pick up a truck, drive it to their location, load the truck, drive it to a storage facility and then unpack their possessions. Next, the customers must return the rental truck. When ready to retrieve their possessions, the customers must once again obtain and pick up a rental truck, pack the truck, drive their possessions to their new location, unpack them, and upon completion, return the truck to the rental company. With our solution, our customers need only notify us to arrange delivery of our SmartVault™ container, pack the unit we provide and phone for a pickup.
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
We believe that we will need to continue to maintain superior quality moving containers and service standards and to pursue an aggressive marketing program in order to maintain and expand our market share within market sectors in relation to these competitors and we expect our methods of competition in the containerized moving sector to include:
•	continuing our efforts to develop, and deploy Smart Vaults, which, when compared to existing alternative moving containers available in the marketplace, perform more efficiently and are made available as part of our services on terms that are acceptable to the market;

•	building upon the business platforms and alliance relationships we have established to pursue additional co-marketing and cross-referral opportunities;

•	pursuing opportunities in selected special use markets for which our GPS-enabled containers support customers’ asset management and location monitoring requirements.

International Moving Opportunity
We continue to evaluate potential opportunities for expansion of our services into Europe and elsewhere. The EU market, in particular, presents the same challenges and opportunities we have identified in the US, i.e. long distances, high fuel costs, shipping an empty truck back to its origin country, etc. Through establishing services and strategic operating alliances within selected EU countries, we may be able to expand our network to include moves between these countries and to offer similar cost savings to those provided our U.S. customers for interstate moves by not having to return empty assets to origin.
For international moves, we intend to use the same basic business model we have developed for domestic moves with appropriate refinements tailored to local operating conditions. We have currently established a business relationship with a freight forwarding company specializing in expatriate moves to Europe. We execute these moves by first contracting with a U.S.-based customer for a move to one of the cities we propose to service and then arrange to deliver our containers to an overseas shipper’s U.S. terminal. The freight forwarders with which we engage accepts responsibility for shipping the containers to their ultimate destination.
Smart Move currently is able to provide full service moves to United Kingdom, Ireland, Germany, Netherlands, Belgium and France without any significant additional capital outlays to service those markets since we use third-party independent freight forwarders to service those markets.
Asset Tracking Technology-Market Opportunity
Our subsidiary, Rapid ID, Inc., will be pursuing efforts to develop and market an alternative solution for tracking of assets, documents and information that currently are tracked by bar-codes, RFID and other scanning-based tracking technologies. Rapid ID, Inc. is in an early, development stage of operations, seeking to develop and refine applications of an alternative technology to RFID. Rapid ID’s technology will combine GPS functionality with cell phone technology components to provide a lower cost tracking alternative to RFID. The RFID industry is fragmented and market size estimates range from $2 billion in 2006 to a future market size to be in excess of $26 billion in 2015. The current RFID solutions offered can be expensive and time consuming to implement. We believe that the technology offers a low cost option to a segment of the market place looking to track assets efficiently, with GPS information or data included on a time sensitive basis. We have invested approximately $180,000 to date and will not be required to invest any additional funds.
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
Execution of the Our Plan for Rapid ID
Our plan is to first provide test programs to targeted markets. If these pilot tests are successful, we will attempt to market this technology with industry leading partners.

Competition in the Technology Sector
Our competition will be from many different sources. Some are large consulting groups or large manufacturers of RFID products and solutions, while others are local companies focused on providing solutions to the industry-specific requirements of companies based in the same geographical area. Initially we will target large companies that are seeking a low cost solution, such as shipping and delivery companies, the marine container industry and defense suppliers of critical and high-cost assets, such as the following target markets:
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
Corporate relocation programs can use our services to realize savings within their own recruitment/personnel moving budgets. We plan to pursue opportunities to undertake direct moves on a contract basis with larger businesses such as Fortune 500 companies through targeted marketing to their human resources departments. We have performed some relocations for large corporations and we believe have demonstrated our ability to complete these strategic moves at a significant savings to these corporations. We expect these types of moves will help us gain exposure, acceptance and additional corporate relocation business.
Other Sales Opportunities
Local Move Consumer Market. It is our belief that the convenience our container-based model affords will be attractive to many local self-movers and will produce an additional demand source providing a steady revenue stream.
Storage and Moving Supplies. Increasing demand for storage of surplus goods in today’s mobile society has created a $15 billion dollar business, according to First Research. Although the latest prototype of our SmartVault™ has design features that offer superior advantages for use in transporting goods, the dimensions and durability of both the original and latest SmartVault™ prototypes allow them to be very effectively utilized for either temporary or long-term storage, with flexibility to the consumer not offered by standard storage bins and bays. In February 2007, we executed a warehouse sub-lease in Denver, CO, to enter this market segment utilizing our earlier prototype SmartVaults™. In connection with this storage service initiative, we also sell, market and distribute moving supplies such as cardboard boxes, tape, and other supplies to our own customers as well as to local moving and storage companies.
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
National Van Lines. We have begun providing service to national van lines that include the use of SmartVault™ containers to fill orders for small customers whose shipments require an expedited or time guaranteed service. We have recently worked to develop a service arrangement with Bekins A-1, a significant van line agent with 19 major market operations. In addition Smart Move has established alliances with other leading interstate van lines that are taking advantage of the outstanding transit times and performance metrics that Smart Move has demonstrated it can deliver. Atlas World Group, for example, continue to promote Smart Move’s initiatives and to book new moves with the company every week helping to contribute to national awareness of Smart Move’s value proposition for customers. We continue to offer our service to various national van lines.

Commercial Uses. There is an increased demand from corporate clients who need specialized transportation services for high value products that require specialized handling and tracking capabilities. The Smart Move offering can deliver the components necessary to meet this demand.
Military Uses. Medical supplies and electronic equipment need to be shipped in smaller quantities, within a portable container, by truck or helicopter at a moment’s notice. The container must be locked and tracked for security and content management. Moves associated with personnel relocation could also be a significant future source of revenue.
New Services and Products
Corporate Relocations. In December 2007 we announced a letter of intent to acquire rights to conduct corporate relocation management programs conducted under the Star AllianceSM trade name which we expect to generate opportunities through relationships with the real estate brokerage community, third party relocation companies and HR departments of major corporations. This purchase closed on January 31, 2008. These activities commenced in February 2008 and will be supported by a national call center offering personalized move counseling and customized relocation services
Manufacturing Relationships and Sourcing of Raw Materials
SmartVault™ components are currently manufactured by Orbis Corporation (“Orbis”), the successor in interest of our original manufacturer/supplier, LINPAC Material Handling, Inc. Smart Move owns the proprietary mold which Orbis uses in its plant to mold the components of the SmartVault™ but we do not intend to engage in any manufacturing operations relating to these containers or container components. Pursuant to our manufacturing arrangements, Orbis may only utilize the mold for manufacture of SmartVaults™ on behalf of the Company. The SmartVault™ container has a technologically advanced material composition of ultra-strong high density polyethylene (HDPE) built on an aluminum deck and base with an expected 8-year useful life. The Company believes that HDPE is a widely available product and that we are not dependent on a single or limited source of supply for this key component. The additional aluminum components of the SmartVault™ base are currently procured from a single outside vendor, LM Containers LLC. The aluminum raw material associated with our construction requirements is readily available from other vendors in the market place and we are not dependent on a single or limited source of supply. At certain times in the past, we have experienced delivery delays and incurred unexpected price increases on the finished SmartVaults™ as a result of varying labor costs for unit assembly. However, with the new design and mold we believe that production efficiency has been greatly enhanced as the new SmartVault™ container requires less labor and is designed for more efficient assembly than the earlier prototype which required a significant amount of man hours for assembly.
There is no assurance that manufacturers and other suppliers will provide the raw materials needed by us in the quantities requested or at a price we are willing to pay. Because we do not control the source of component materials, we are also subject to delays caused by interruption in production of materials based on conditions outside of our control.
Seasonality
Seasonal factors cause our revenue to fluctuate from quarter to quarter. Our highest revenue (as much as 50%, based on our experience to date) typically is generated in the four months of June through September. Most of our operating expenses, including general and administrative costs and debt service, are fixed and do not vary with the volume of our business.
Our Intellectual Property and Trademarks
The Company does not hold any patents on its products, but we do obtain confidentiality agreements and other contractual assurances to protect our trade secrets and proprietary products. In the view of management, the Company’s competitive position is not currently dependent on the availability of patent protection.

The Company will, if it conducts research and development activities which result in patentable products, seek appropriate intellectual property protection for such products. The Company claims certain trademarks and holds certain trademarks which have been registered, however, and has filed certain trademark applications with the U.S. Patent and Trademark Office (“USPTO”) to protect the mark SmartVault™ for our containers and SmartMove, Design™ , GoSmartMove, Changing the Way the World Moves, and SmartMove Changing the Way the World Moves for our containers and services. We have also filed a federal copyright application covering the content on our website. We also have a registered domain name for www.gosmartmove.com, which is the address of our principal website. We have registered additional domain names for needmovingboxes.com, a secondary active website. In addition, we own the following domain names: gosmartmove.net, gosmartmoveeu.com, gosmartmoveuk.com, gosmarttrac.com, movingtocity.com, movingtocity.net, smartmove.net, smartmoveuk.com, smartmoveusa.com, and smartboxsupply.com. We do not currently use these registered domain names.
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
In addition, we must comply with regulatory requirements imposed by the local and state authorities in each jurisdiction where we are deemed to conduct business. In most cases, we are required to:
•	Obtain a certificate of authority to conduct business as a foreign entity;

•	Obtain sales tax licenses and permits; and

•	Where our Company name may not be available, apply for the right to conduct business under an assumed trade name.
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
Research and Development
During 2006 and 2005, the Company did not pursue research and development as an independent activity, but rather as an incidental aspect of our container design and refinements based on our experiences and customer feedback and our ongoing logistics management activities. During 2007 we undertook refinements of our proprietary technology processes and software and launched our new Rapid ID development activities. Management believes that these activities are necessary to enable the Company to maintain and enhance its competitive advantage over those participants in the moving industry that do not provide this service component.

Environmental Regulations
The Company does not currently anticipate that its cost of compliance with environmental laws will be material. The Company does not presently engage in any manufacturing processes in performing its services and does not use, generate, store or discharge or permit any users of its containers to store or discharge any toxic, volatile or otherwise hazardous chemicals and wastes. The Company does provide storage services, however, and is subject to a variety of federal, state and local governmental laws and regulations related to the storage, use and disposal of hazardous materials. If and to the extent any toxic or hazardous materials are ever transported or stored in our containers with or without our permission and if the Company fails to comply with present or future environmental laws and regulations applicable to the Company, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.
Employees
The Company currently employs approximately 28 people, including 26 employees in our headquarters location in Colorado who perform corporate and administrative as well as sales and marketing functions. None of Smart Move’s employees are unionized or covered by a collective bargaining agreement.
Execution of Our Business Plan
Our strategic plan is to focus on interstate or city-to-city moves because we believe we will be most competitive in meeting customers’ demands associated with these moves Smart Move plans to focus marketing efforts on sales lead generation and continued introduction of our moving concepts to consumers in this market category. In addition, Smart Move has established alliances with other leading interstate van lines that are taking advantage of the outstanding transit times and performance metrics that Smart Move has demonstrated it can deliver. We manage the sales efforts and administer and direct the logistics of these moves from our Denver headquarters offices.
2007 Highlights
Financial information regarding our operations, assets and liabilities, including our revenues and net loss for the fiscal years ended December 31, 2007 and 2006 is included in our financial statements and respective notes included in Item 7 “Financial Statements.” Selected operating highlights of our 2007 results include the following:
During the year ended December 31, 2007, we were able to complete the following to advance our business plan:
•	We have added over $10.9 million of property and equipment, including over 4,100 new SmartVault™ containers.

•	We believe our current fleet of approximately 4,500 SmartVaults™ has the capacity to enable us to generate over $18 million in annual revenues.

•	Smart Move lowered its average freight expense as compared to the prior year period by 25%. Freight expense is the single biggest component of cost of goods sold; in 2006 freight expense was 83% of the top line revenues, for 2007, the average was 58%.

•	We launched our affiliate program which allows local moving companies to book moves through our proprietary software. We estimate that there are over 5,000 local moving companies in the markets that we serve that we can target for this program.

•	We refined our software to provide for automation in the quoting of long-distance freight costs, and to help improve our operating margins.

•	We have refined our internal processes to allow us to handle significant increases in the volume of moves with our existing infrastructure.

•	The Smart Move concept gained recognition within the close-knit moving industry community. National relocation firms became aware that Smart Move’s service offering addresses specific current needs in their industry.

•	We expanded our alliances with leading interstate van lines that are taking advantage of the outstanding transit times and performance metrics that Smart Move has demonstrated it can deliver.

•	We acquired Star Move Alliance, which establishes us as a third party move manager. The platform allows us to generate revenue from move lead referrals, from direct booking fees from van lines and from our completed jobs.

Available Information
We maintain a website at www.gosmartmove.com. The information on or available through our website is not, and should not be considered, a part of this report. You may access our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge at our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
RISK FACTORS
Risks Related to our Business and Industry
Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.
Our financial statements have been prepared on the assumption that we are a going concern and that we will be able to realize our assets and discharge our liabilities in the normal course of business; however certain events and conditions cast substantial doubt on this assumption. We have incurred net losses since our inception and we anticipate that we will continue to operate in a deficit position for the foreseeable future. We have estimated that we will need additional capital of $2,500,000 during 2008 in order to fund our operations, make our scheduled debt payments and implement our business plan during the next twelve months. This amount of capital could be less or more depending upon the volume of sales and the timing of the sales volume during the year. Due to our historical inability to generate revenue to cover all operating costs, and the difficulty of predicting future revenue, we will require additional financing in order to conduct our normal operating activities and cover our monthly expenses. There can be no assurance that we will be able to obtain the additional financing we require, or be able to obtain such additional financing on terms acceptable to our Company. These circumstances raise substantial doubt in our ability to continue as a going concern.
Because of our loss from operations, and our need for additional financing in order to fund 2008 obligations our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.
We have a history of operating losses and may again incur losses in the future as we expand.
We generated our first revenues in June 2005. We have sustained losses since our inception. We had an accumulated deficit as of December 31, 2007. We also had negative cash flows from operating activities since inception. The Company has historically funded its operations through sale of equity and debt securities. You must consider our prospects in light of the risks, expenses and challenges of attempting to introduce a new service in a mature and established market.
We cannot predict effectiveness of our third party marketing alliances.
As an early stage company, Smart Move has little historical information to assist management in identifying the factors and trends that may influence the company’s future results and as Smart Move expands its sales channels it depends significantly on large national alliance partners in connection with the timing, as well as the effectiveness of a number of the company’s important strategic joint marketing initiatives. Moreover, the company is offering a service that is a new value proposition in a mature industry, and it is difficult to predict the extent and timeframe of acceptance of our innovations.
Our business plan is unproven, and our financial results will suffer if consumers do not adopt our moving solution.
Due to our limited operating history, it is too early to determine if our target consumers which include a wide spectrum of customers seeking various moving services, will adopt our moving solution in the numbers and as readily as we expect. If consumers do not react favorably to our solution, or if it takes us longer to develop customers than we have planned, our revenues and our financial operating results will suffer.
We depend on the third-party manufacturer for our SmartVaults™ moving containers.
Our business model is built around the use of our SmartVault™, which has been designed and is manufactured for us by a third party. Smart Move owns a proprietary mold that Orbis Corporation (formerly LINPAC Material Handling Inc. which was acquired by Orbis) can only use exclusively to manufacture the SmartVaults™ for the Company. At certain times in the past, we have experienced delivery delays and incurred unexpected price increases on the finished SmartVaults™. In some instances, these production delays have required us to delay our planned expansion to new markets, and with the slower expansion of our business, our early operating results have suffered. A material change in our relationship with the manufacturer of SmartVaults™ or our inability to future meet the purchase commitments could also harm our business and the trading value of our securities and our operating results. Additionally, any determination to replace our existing manufacturer could result in delays and additional expenses.

Our containers are subject to price increases by the manufacturer, and any significant increase in price would negatively impact our operating margins.
If we order additional containers in the future, our container manufacturer may increase the per unit price of our container due to an increase in the costs to the manufacturer of plastic or other materials used in the manufacturing of the containers. Depending on the competitive environment at the time, we may be unable to increase the price of our service to offset the operating effect of the increase in the cost of our containers. Consequently, a significant increase in the price of our containers could negatively impact our operating results.
Risks related to our current financial condition
•	Our capital requirements have been and will continue to be significant, and we have an immediate and long-term need of capital to continue to operate.

•	Currently, we are incurring losses from operations, have limited capital resources, and do not have access to a line of credit or other debt facility.

•	Our Management is pursuing various funding alternatives, including additional private placement of debt, commercial loans and finance leases, but no definitive arrangements are in place to ensure we will have capital to sustain operations.

•	If we raise additional capital through the issuance of debt securities, the interests of our shareholders will continue to be subordinated to the interests of our debt holders and any cash interest payments would reduce the amount of cash available to operate and grow our business. Additionally, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and that our cash flow may be insufficient to pay principal and interest on any such indebtedness.

•	If we raise additional capital through the sale of equity securities, including additional convertible notes and warrants in the future, the ownership of our shareholders would be diluted.

•	Our assets serve as collateral for various loan and note obligations. If we are unable to maintain compliance with loan covenants or procure waivers when required or in the event we fail to pay loans and notes according to their terms, there can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets.

•	Should any of our large trade creditors demand immediate payment for services or materials we require to conduct business, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or, failing that, we would have to consider entering into arrangements with creditors or other debt reorganization measures that could have a negative impact to our shareholders.
A disruption in the service of our third-party carriers could result in significant loss of revenue and increased capital expense.
We depend on several third-party cartage companies to provide the long-haul transport services we require. We currently rely on UPS Freight to handle the majority of our local pick-ups and deliveries. With the exception of UPS Freight, which handles a majority of our long distance hauls as well as local pickup and delivery, we do not have written agreements with these third party cartage companies, and our arrangements with these service providers may be terminated at anytime. Although we have a contract with UPS Freight, we can not ensure that UPS Freight will be able consistently to make pickups and deliveries for our customers in the time and manner we may request or require in the future. If our arrangement with UPS Freight is terminated, we will attempt to contract with alternative cartage companies to provide the services we currently outsource from UPS Freight. Any material changes in our primary carrier relationships and/or our local pick-up and delivery arrangements would disrupt our business operations. Our agreement with UPS Freight may be terminated by either party to the agreement upon 90 days written notice to the other party. If there is a material interruption in our ability to utilize third-party carriers and cartage providers for the services we require, we may be required to purchase or lease our own trucks and warehouse facilities in order to meet our requirements. In the event we are required to pursue new sources for these services or to purchase and maintain equipment and facilities we currently outsource, our results of operations could suffer due to delay in procuring acceptable alternative shipping arrangements and our access to available capital resources may be severely limited.

Since we rely on third party carriers for our deliveries, higher prices for fuel have resulted in significant fuel surcharges in the past. Our operating margins and results of operation will fluctuate during periods of fuel price volatility. If those surcharges continue or increase, it will require us to raise prices at the risk of losing sales or reduce our operating margins.
We generally contract to provide our services on a fixed price basis. Our freight charges are fixed and not subject to fluctuation. However, we are required to pay fuel surcharges based upon the price of fuel to the cartage companies that transport our containers. The market price for fuel can be very volatile and can be affected by a number of economic and political factors. In addition, changes in federal or state regulations could impact the price and availability of fuel as well as increase the amount we pay in fuel taxes. Since we did not anticipate the extent of this surcharge increase, the additional cost (need current data) resulted in an erosion of our gross margins and adversely affected our operating results. We consider the amount of the fuel surcharges in effect at the time that we provide a bid for services to a potential customer. However, after a customer contracts with us we are subject to the risk that the fuel surcharge applicable to such move will increase. If those surcharges continue to increase in the future, we will be required to either raise our prices at the risk of losing sales or continue to suffer lower margins on our moves. In either case, our ability to achieve our expansion goals and break-even operations will be materially impaired, and our operating margins and results will fluctuate during periods of fuel price volatility.
We have incurred substantial debt to finance our operations; our lenders could foreclose on our assets and force us out of business in the event of our default on this debt.
As of December 31, 2007, we had approximately $11.6 million outstanding in long-term debt and equipment financing. If we are unable to make timely payment of principal and interest on our debt, or if we default on any of the covenants or other requirements of our loan instruments, our lenders will be able to foreclose on the assets by which their loans are secured. The foreclosure on our containers or other material assets could result in a cessation of business and/or bankruptcy. The Company did not make certain scheduled “interest payment” for the quarter ended December 31, 2007, due in arrears under its August 2007 and 2005 Notes (the “Notes”), and as a result, the Company will be obligated to pay a default interest rate of 18% per annum on all outstanding principal amounts relating to these Notes, until such time as the amount of the scheduled interest payments under the terms of the Notes is paid current.
We will need to raise substantial additional capital to fund our operations, and we do not have any existing commitments for additional capital.
Currently, we are incurring losses from operations, have limited capital resources, and do not have access to a line of credit or other debt facility. We have had losses and negative cash flow from operations since inception in August 2004, which may impact our access to additional capital we will require to execute our business plan. If we raise additional capital through the issuance of debt securities, the interests of our shareholders will be subordinated to the interests of our debt holders and any interest payments will reduce the amount of cash available to operate and grow our business. If we raise additional capital through the sale of equity securities, the ownership of our shareholders would be diluted. Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth.
We may need additional financing, including additional indebtedness, to fund our business plan and we do not have commitments for additional financing.
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
General economic conditions, industry cycles, financial and other factors may affect our operations and our ability to make principal and interest payments on our indebtedness and raising additional capital. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things, be required to take one or more of the following actions:
•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets; and

•	reduce or delay planned capital expenditures.
The measures listed above might not be adequate to enable us to continue operations or to service our indebtedness. In addition, we might not be able to procure financing, refinancing or to make a sale of assets on economically favorable terms, which may prevent our future expansion and growth in new markets and, thus, negatively affect our business and financial condition and/or cause us to cease operation.
We expect our business will be highly seasonal, which can cause dramatic fluctuations in our cash flow and could require us to incur additional debt or raise additional capital.
We expect that a significant portion of our revenue (as much as 50%, based on our experience to date and certain industry data) will be generated in the four months of June through September. We expect that this seasonality will result in dramatic fluctuations in our operating results from quarter to quarter. Most of our operating expenses, including general and administrative costs and debt service, are fixed and do not vary with the volume of our business. As a result, in the slower months it may be difficult to manage cash flow to meet our operating needs. If we fail to manage cash flow in anticipation of these quarterly fluctuations, or if the fluctuations vary significantly from our expectations, we may be required to incur additional debt, which will impair our profitability, or raise additional equity capital, which will be dilutive to our shareholders.
We could be held liable for damages under environmental laws or be required to clean up contamination caused by hazardous materials transported or stored in our containers.
We require our customers to agree in writing not to store or ship hazardous materials in our containers. However, we do not inspect the containers to make sure they do not contain hazardous materials. If hazardous materials are stored in our containers and leak or otherwise cause a dangerous situation, we could be held liable for damages, be required to clean up the leak and suffer adverse publicity. We do not intend to carry insurance covering these occurrences. To date, no environmental-related claims have been asserted against us. However, a significant hazardous materials event could negatively impact our results of operations, disrupt our business, cause adverse publicity and subject us to significant liability and increase the risk of litigation, all which could harm our business and the trading price of our securities.
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
We have limited operating history, we have not been through a recession cycle, and may not be able to estimate our future revenue or the effect of a decline in the economy will have on our business operations.
We have limited operating history, and as such we have not been through an economic business decline, and as such may not be able to adequately predict the effects this will have on our sales and costs. Our budgeted revenues are based on our expectations and new relationships with van lines, and internet marketing programs. The effect of an economic downturn on these expectations is uncertain to us.

We currently have limited human resources, and the effective management of our anticipated growth will depend on our ability to attract and retain skilled personnel.
We expect that expansion of our business may place a strain on our limited managerial, operational and financial resources. We will be required to expand significantly, train and manage our work force in order to manage the growth of our operations. Our future success will depend in large part on our ability to attract, train and retain additional skilled management, logistics and sales personnel. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all. If we are unable to attract and retain skilled personnel, our operating results could be harmed, we may fail to meet our reporting and contractual obligations and existing and potential shareholders may lose confidence in our business, all of which would harm our business and the trading price of our securities.
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
We do not have any patent protected technologies that would preclude or inhibit competitors from entering our market.
We consider the design of our containers to be proprietary and have negotiated exclusive ownership rights to the design of the containers from the manufacturer. The container design, however, is not currently patented. Since the container design is not patented, we rely on a combination of specific contracts and confidentiality agreements to protect our design. Despite our efforts to protect our design, it would be relatively easy for our competitors to copy certain aspects of our design or independently develop similar containers. Accordingly, our container design may not provide an effective barrier to entry against our competitors.
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
We have filed and received certain trademark applications, on service marks or trademarks with the U.S. Patent and Trademark Office (“USPTO”). Our future success may depend upon the protection of our brand names, SmartMove and GoSmartMove (collectively “SmartMove brand”). If we are unable to protect our rights in the SmartMove brand, a key element of our strategy of promoting SmartMove as a brand could be disrupted and our business could be adversely affected. We may not be able to detect all unauthorized uses of our trademark or take all appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of our trademark and related intellectual property is uncertain and still evolving. The laws of other countries in which we may market our goods and services in the future are uncertain and may afford little or no effective protection of our intellectual property. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and our SmartMove brand name without paying us for them which could result in a substantial decrease of our competitive advantage in those markets and our ability to conduct profitable activities in such markets.

We are aware of several companies that conduct business which incorporate the terms “Smart” and “Move” in their respective names and, in some cases, those companies have registered such names as a trademark in the state where they conduct business. In states where the corporate name or trademark for “Smart Move” may be held by third parties, we may have to conduct business under the trade name “GoSmartMove.” Such states include California, Texas, Illinois and New Jersey. Because of the potential conflicting uses by others of the words “Smart Move,” we may not be able to fully protect our brand from use by others. In addition, we are at risk that third parties will claim that our use of the name SmartMove may infringe on their intellectual property rights. If that were to occur, we could be required to defend against infringement claims, which will be extremely costly and time consuming, both in terms of money and human resources. Further, if we were to be found to have infringed upon or violated the rights of a third party, we could also be liable for monetary damages and subject to an injunction requiring us to cease doing business under the SmartMove name. To date, no such infringement claims have been asserted against us. However, if that were to occur, and we were unsuccessful in defending against them, we would have to incur the expense and likely business disruption associated with a re-branding of our services.
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
There are regulations specifically relating to the moving industry, including testing and specifications of equipment and product handling requirements. In addition, the moving industry is increasingly subject to regulatory and legislative changes, such as stringent environmental, occupational safety and health regulations or limits on vehicle weight and size, security and ergonomics. When and to the extent that we conduct operations outside the United States, we are subject to the Foreign Corrupt Practices Act, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment. Such matters could disrupt or impede the timing of our deliveries and we may fail to meet the needs of our customers. The cost of complying with these regulatory measures, or any future measures, could have a materially adverse effect on our business or results of operations. Violations of regulations can subject the Company to fines and penalties and significant and repeated violations could result in governmental action to curtail or suspend our operations.

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
In July 2006 we issued $5,000,000 in units of secured convertible debentures and warrants. The terms of these convertible debentures included conversion features allowing the holders to convert their debt into shares of our common stock at a conversion price equal to the lower of (a) $3.75 or (b) 75% of the per share offering price in our IPO if the Unit offering price had been less than $5.00, but in no event less than $2.50. Certain of those conversion features that allowed for the reduction in conversion price upon the occurrence of stated events constitute a “beneficial conversion feature” for accounting purposes. In August of 2007, September 2007 and November of 2007 we issued convertible notes that also had a “beneficial conversion feature”. The accounting treatment related to the beneficial conversion feature will have an adverse impact on our results of operations for the term of the notes which mature in July 2011, August 2010, September 2010 and November 2008. This accounting will result in an increase in interest expense in all reporting periods during the term of the debt.
Changes in accounting rules governing the recognition of stock-based compensation expense could adversely affect our financial operations by reducing our income or increasing our losses.
Our financial results will be affected by changes in the accounting rules governing the recognition of stock-based compensation expense. Prior to January 1, 2006, we measured compensation expense for our employee stock options under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Because we have granted all options at the estimated fair value on the date of grant, no compensation expense has been recognized through December 31, 2005. On January 1, 2006 we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123, “Share-Based Payment,” which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, and requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value.

We incur increased costs as a result of being a public company.
As a public company, we incur significant accounting, legal and other expenses that a private company conducting the same operations would not incur. The Sarbanes-Oxley Act of 2002 (SOX), which became law in July 2002, and related rules of the U.S. Securities and Exchange Commission and the American Stock Exchange regulate corporate governance practices of public companies. We expect these expenses will continue to increase in the future. In particular, we are required to include management’s report on internal controls as part of our annual report for the year ending December 31, 2008 pursuant to Section 404 of SOX. We are in the process of evaluating our internal control systems in order to (i) allow management to report on, and our independent auditors to attest to, our internal controls, as required by these laws, rules and regulations, (ii) provide reasonable assurance that our public disclosure will be accurate and complete, and (iii) comply with the other provisions of Section 404 of SOX. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact these may have on our operations. If we are not able to implement the requirements relating to internal controls and all other provisions of Section 404 in a timely fashion or achieve adequate compliance with these requirements or other requirements of SOX, we might become subject to sanctions or investigation by regulatory authorities such as the SEC or the securities exchange on which we may be trading at that time, which action may be injurious to our reputation and affect our financial condition and decrease the value and liquidity of our securities, including our common stock. We expect that SOX and these other laws, rules and regulations will increase legal and financial compliance costs and will make our corporate governance activities more difficult, time-consuming and costly. We presently estimate that these compliance costs will be at least $600,000 during each fiscal year of our existence as a public company. This estimate is subject to future revisions and adjustments as circumstances may warrant. We also expect that these new requirements will make it more difficult and expensive for us to obtain director and officer liability insurance.
We are subject to impairment of our long-lived assets that could affect future net income.
We have made a significant investment in long-lived assets. During the ownership of an asset, an asset impairment charge against the Company’s earnings may result from the occurrence of unexpected adverse changes that impact the Company’s estimates of expected cash flows generated from the use of our assets. The Company’s ability to recover its purchase investment in assets is subject to market risks, including any changes in market conditions that may make the use of our assets less cost-effective relative to available alternatives. Our ability to deploy assets successfully depends significantly on having the use of the asset accepted by our customers for the moving services they require. In accordance with applicable accounting standards, we periodically assess the value of long-lived assets in light of current circumstances to determine whether impairment has occurred. If an impairment should occur, we would reduce the carrying amount to our fair market value and record an amount of that reduction as a non-cash charge to income, which could adversely affect our net income reported in that quarter in accordance with generally accepted accounting principles. For the year ended December 31, 2007 we recorded impairments on our fixed assets of $1,539,563 comprised of $75,094 of the full net book value of 333 analog GPS units that are no longer in use and have no known salvage value, $589,469 of the retired and recycled portion of our inventory of the older prototype SmartVault™-Version I units that were damaged, and $875,000 of impairment on the Version I vaults used for storage. During the fourth quarter of 2007, the Company performed a strategic review of the Version I vaults used in the local storage opportunity. Due to the limited financial capital necessary to develop and capture revenue, management assessed the recoverability of these Version I vaults and determined the impairment. This impairment reflects the amount by which the carrying value of Version I vaults exceed their estimated fair values determined by their estimated future discounted cash flows. We cannot definitively determine the extent of impairments that may occur in the future, and if impairments do occur, what the timing might be or the extent to which any impairment might have a material adverse effect on our financial results.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. In connection with their evaluation of the Company’s disclosure controls and procedures as of the end of each of the first three fiscal quarters during 2007 our management determined that our controls did not operate effectively on a continuous basis throughout the reporting period. Management’s evaluation of the Company’s disclosure controls and the procedures implemented during 2007 as discussed in our previous reports, management has determined that controls did not operate effectively on a continuous basis throughout the fourth fiscal quarter.

ITEM 8B.	OTHER INFORMATION
Consultants
None

ITEM 2.	DESCRIPTION OF PROPERTY
Facilities
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
We do not own any real property for use in our operations or otherwise.

ITEM 3.	LEGAL PROCEEDINGS
On March 3, 2006, a Notice of Opposition to our “SmartVault” trademark was filed with the U.S. Patent and Trademark Office on behalf of SmartBox Moving & Storage LLC, a Richmond, Virginia company. We filed our answer denying the allegations of any likelihood of confusion or fraud and counterclaiming to cancel SmartBox’s design registration. SmartBox filed its answer and affirmative defenses to our counterclaim on June 30, 2006. On November 6, 2006, the parties to these proceedings settled this matter. Under the terms of this settlement, the parties agree, among other things, not to use each other’s respective corporate names as well as certain similar marks. The settlement does not involve any monetary penalty payable by either party to the other and the parties could, if mutually agreeable, enter into any future business relationship. Except as discussed above, we are not party to any pending or threatened legal proceedings, however, the nature of our business is such that certain claims and legal actions incidental to our business may arise from time to time, but we do not expect these matters to materially adversely affect the business or earnings of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.
We held our Annual Meeting of Stockholders on June 12, 2007. At the Annual Meeting, our stockholders voted on the election of two incumbent directors to our Board of Directors, and on the ratification of the appointment of Anton Collins Mitchell LLP as our independent registered public accounting firm for 2007. Following are the results of the matters voted on at the Annual Meeting:
(1)	In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director (Term Expiring)	FOR	WITHHELD
Kent Lund (2010)	5,305,756	331,860
John Jenkins (2010)	5,305,756	331,860
Additional directors, whose terms of office as directors continued after the Annual Meeting of Shareholders, are as follows:

Term Expiring	Term Expiring
in 2008	in 2009
Doug Kelsall	Chris Sapyta
Jack Burkholder	Edward Johnson

(2)	The proposal to approve the appointment of Anton Collins Mitchell LLP as our independent registered public accounting firm for 2007 was approved by shareholders as follows:

FOR	AGAINST	ABSTAIN
5,441,656	182,110	13,850
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
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

Common Stock Symbol MVE
	High	Low

2006 Fourth Quarter (2006 (from December 21 through December 31, 2006)	$4.80	$4.40
2007 First Quarter	$4.70	$3.40
2007 Second Quarter	$4.00	$2.95
2007 Third Quarter	$3.55	$1.10
2007 Fourth Quarter	$1.35	$0.50

Warrants Symbol MVE.WS
	High	Low

2006 Fourth Quarter (2006 (from December 21 through December 31, 2006)
2007 First Quarter	$0.88	$0.50
2007 Second Quarter	$0.83	$0.50
2007 Third Quarter	$0.55	$0.06
2007 Fourth Quarter	$0.30	$0.03
The underlying security for all warrants, options and convertible debt instruments is our common stock, $.0001 par value which is of a single class and all entitled to one vote per share owned.
As of December 31, 2007, we had 201 shareholders of record and approximately 400 beneficial owners.
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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of the end of fiscal year 2007 with respect to compensation plans under which our equity securities are authorized for issuance.

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	801,500	$4.53	598,500

Equity compensation plans not approved by security holders

Total	801,500	$4.53	598,500

Recent sales of Unregistered Securities and Use of Proceeds
(a)	Unregistered Sales of Securities
During the fourth fiscal quarter of 2007, we sold secured subordinated convertible notes for gross proceeds of $1,071,500. The subordinated secured convertible notes were sold in Note Units of $25,000 each to accredited investors within the meaning of Regulation D under the Securities Act of 1933. The notes were convertible into shares of the Company’s common stock at a conversion price of $1.00 per share. Each note was issued with a warrant permitting the holder to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.25 and 25,000 shares of the Company’s common stock at an exercise price of $1.50 per share. These notes were amended by agreement with the note holders in January 2008 to satisfy a requirement that the Company obtain an agreement from the holders of the Company’s November 2007 Secured Convertible Notes to convert their notes described in the Company’s Form 8-K filed on November 15, 2007 or further subordinate their existing junior security interests securing the November 2007 Notes which covered the same collateral pledged as a senior security interest to Silicon Valley Bank being acquired by the new lender. The Company engaged the services of a registered broker dealer to solicit the agreement of existing holders to convert or subordinate the security for their existing convertible notes and warrants in exchange for the amendment of terms and additional warrants described as follows: (i) Option A — to convert notes and accrued interest into common stock at an adjusted conversion price equal to the lower of $0.75 or the “Market Price” (as defined below) on the effective date of the conversion, which was January 16, 2008; or (ii) Option B — to retain status as a debt holder and to agree to subordinate their existing second lien security interests to a first lien to be acquired by Purchasers under the Securities Purchase Agreement to the extent of indebtedness not in excess of $4 million. Holders electing Option A were subject to amendments reducing the conversion price of their November 2007 Notes from $1.00 to $0.75 contingent on actual conversion. As an added inducement to convert the November 2007 Notes, the warrant exercise term of existing warrants attached to the November 2007 Notes was extended by one year and the exercise price of these warrants was reduced from $1.25 and $1.50, respectively, to $0.95 and $1.20. The Company also agreed that holders electing Option A would be granted a new 5 year common stock purchase warrant exercisable at $1.00 for each $2.00 principal amount converted.
The terms of the proposal made to the November 2007 Holders as described above were formulated and recommended to the Company’s Board of Directors by the registered broker dealer engaged to solicit the holder agreements to convert or subordinate. The proposals were approved by the Company’s Board of Directors upon a vote in which four of the Company’s six directors who had declared their personal interest in the transaction, having purchased November 2007 Notes aggregating $85,000 total principal amount, did not participate. The elections received from holders of the November 2007 Notes, all accredited investors, were conditioned upon the actual closing and funding of the new securities investments made by Purchasers under the Securities Purchase Agreement described above.

The Company received final elections to convert under Option A described above from holders of the outstanding November 2007 Notes in the aggregate principal amount of $796,500, which will result in the issuance of 1,250,040 restricted shares of the Company’s common stock, $0.0001 par value, and the issuance to such holders of new common stock purchase warrants to acquire 398,250 shares at an exercise price of $1.00 per share. The holders of outstanding November 2007 Notes in the aggregate principal amount of $275,000 elected to maintain their status as debt holders, but elected the terms of Option B described above to subordinate their security interests in favor of the Purchasers’ senior security interest to be acquired in certain assets upon payment of outstanding debt to Silicon Valley Bank. The conversion price applicable to the holders electing Option A was $0.65 per share, based upon determination of Market Price as equal to the lower of $0.75 or the five day average closing price of the Company’s common stock ending on the January 15, 2008 effective date of the Company’s closing of its transaction with the Purchasers under the Securities Purchase Agreement. The elections, amendments of terms and right to receive an additional warrant (in the case of holders electing conversion to common stock) were conditioned upon the closing of the securities sale transaction with the Purchasers pursuant to the Securities Purchase Agreement signed effective January 15, 2008 and the actual funding of a $3 million level of investment by the Purchasers which occurred on January 16, 2008.
The registered broker dealer engaged by the Company to recommend suitable proposal terms and to solicit holder elections pursuant to the proposal received no cash compensation for its services but was granted a five year common stock purchase warrant covering 50,000 shares of the common stock of the Company exercisable at $0.75 per share.
(b) Use of the Proceeds of our Initial Public Offering
Our initial public offering of 2,760,000 units (including an option granted to the underwriters in the IPO to purchase an additional 360,000 units to cover over-allotments), each unit consisting of one share of our common stock and one five-year warrant entitling the holder to purchase one share of our common stock, was effected through a Registration Statement on Form SB-2 (SEC File No. 333-137931) that was declared effective by the Securities and Exchange Commission on December 6, 2006. On December 7, 2006, we filed another Registration Statement on Form SB-2 pursuant to the SEC Rule 462(b) (SEC File No. 333-139153 to register the increase in the size of the offering to 3,312,000 units (including 432,000 units to cover over-allotments). Our public offering commenced on December 6, 2006, and terminated on December 7, 2006, after the sale of all securities registered. The underwriters’ over-allotment option was exercised in full. Newbridge Securities Corporation, I-Bankers Securities, Inc., Neidiger, Tucker, Bruner, Inc. and Bathgate Capital Partners, LLC acted as managing underwriters in this offering. All 3,312,000 units were sold at a price of $5.00 per unit, which resulted in an aggregate offering amount of $16,560,000.
The net proceeds received by us in the offering were approximately $14,257,685, determined as follows:

Aggregate offering proceeds to the Company	$16,560,000
Underwriting discounts and commissions	1,798,800
Finders fee	—
Other fees and expenses	503,515

Total expenses	2,302,315

Net proceeds to the Company	$14,257,685

None of the underwriting discounts and commissions, offering expenses or net proceeds of the offering was paid, directly or indirectly, to our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. We are using, or expect to use, the net proceeds of the offering to provide capital to support the growth of our business and for general corporate purposes as described in the final prospectus for our IPO dated December 7, 2006.
As of September 30, 2007, the Company had expended the proceeds from the IPO. Approximately $9,775,964 of the net proceeds from the public offering was used for purchases of property and equipment, $408,288 for interest expense, approximately $706,531 for marketing and the remaining $3,366,902 million for working capital.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS
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
Liquidity and Going Concern
The financial statements included in this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so, and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
At December 31, 2007 the Company had an accumulated deficit of $13,986,494 and negative working capital of $2,735,568. At March 21, 2008, we had $366,073 in cash. We anticipate that we will continue to operate in a deficit position for the foreseeable future. We will need additional funds in order to fund our operations for the next twelve months based upon our estimated future operations. Due to our inability to generate sufficient revenue to cover operating expenses, we will require additional financing in order to fund our activities and our monthly expenses. There can be no assurance that we will be able to obtain the additional financing we require, or be able to obtain such additional financing on terms favorable to our Company. These circumstances raise substantial doubt about our ability to continue as a going concern.
As a result of previous measures to conserve cash as described in our prior periodic reports, we believe that our existing funds will be sufficient to fund our current operations into the second quarter of 2008. We are pursuing several initiatives to increase revenue generation opportunities, including alliance and referral programs with van lines and other partners. Our affiliate program, for example, is designed to expand the volume of business we do with local movers by providing incentives for them use our services to provide moves for their customers. We are also in discussions with several corporate relocation companies regarding strategic opportunities to use our services to improve efficiencies and the cost-effectiveness of their managed moves for corporate clients.
We expect to increase our revenues during fiscal 2008. However, we cannot be certain that the anticipated revenues and corresponding cash flows will materialize. If our revenues and cash flows are not adequate to enable us to meet our obligations; we will need to raise additional funds to cover the shortfall through either commercial loans, equipment leasing transactions or additional public or private offerings of our securities. We are currently investigating additional funding opportunities, talking to various potential lenders and investors who could provide financing.
Based on our prior success in raising capital when required through private placements, and our expected eligibility to use Form S-3 Registrations for primary public offerings of our common stock listed on the American Stock Exchange, we are hopeful that we will be able to secure appropriate financing in the near term. We have no current commitments for additional financing, and there can be no assurance that any private or public offering of debt or equity securities or other funding arrangements could be effected on a timely basis or to an extent sufficient to enable us to continue to satisfy our capital requirements. If we fail to demonstrate an ability to generate sufficient revenue to meet our obligations and sustain our operations, our ability to continue to raise capital may be impaired and we may not be able to continue as a going concern.
In view of our lack of operating history and present inability to generate revenues sufficient to cover our operating expenses our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.

Our Business
A Smart Move, L.L.C. was formed as a Colorado limited liability company (the “LLC”) on August 11, 2004. On December 6, 2006, A Smart Move LLC merged into Smart Move, Inc., a Delaware corporation and wholly owned subsidiary of the LLC. Smart Move was formed to provide an alternative method of moving household goods through the use of our proprietary SmartVaults™ shipping containers. In June 2005, we began providing services to our customers. We provide intrastate and interstate moving services from 61 of the largest U.S. metropolitan centers from the terminals of our primary transportation provider UPS Freight. We have begun providing service to national van lines that include the use of SmartVault™ containers to fill orders for small customers whose shipments require an expedited or time guaranteed service. In addition we believe that there is an increased demand from corporate clients who need specialized transportation services for high value products that require specialized handling and tracking capabilities. We utilize UPS Freight for outsourcing most of our transportation in order to obtain market penetration faster with less infrastructure costs than traditional movers.
Smart Move Strategy
The Smart Move solution provides a flexible, competitively priced and secure moving alternative for the consumer. To compete in the multi-billion dollar annual US moving and storage market, we have designed our business model so that it provides for:
•	Efficient utilization of our proprietary SmartVault™ containers which is achieved by ensuring that our containers are shipped back from the original destination to the nearest available terminal where they can be utilized in the most efficient manner and by shipping them through long distance courier;

•	Ability to control costs by outsourcing transportation, warehousing, and moving labor;

•	Ability to open new markets with limited capital;

•	Utilization of state of the art GPS tracking & barcode technology; and

•	Ability to expand markets and increase revenue opportunities.
Summary of Financial Results
We are an early stage company and reported our first revenues in July 2005. We believe that the rate and extent of growth of our property and equipment deployed for services and increase in our sales are key measurements of Smart Move’s financial results as we continue to implement our nationwide expansion. For the year ended December 31, 2007, sales were $5,810,898, compared to $4,184,554 in the same period during 2006, representing an increase of 39%. The net loss for the year ended December 31, 2007, was $12,805,559 compared to a net loss of $9,869,676 for the year ended December 31, 2006, an increase of 30%. The Company has incurred substantial noncash expenses for the years ended December 31, 2007 and 2006. Total noncash expenses for 2007 were approximately $8 million compared to approximately $5.1 million in 2006. The increase in the loss from 2006 to 2007 is primarily due to: (i) an increase in depreciation, amortization and asset impairment expense of $3,407,317, and an increase in sales-related general and administrative expenses of $141,218 as compared with the prior period in 2006 (in 2006 the Company had $2,690,836 of non cash compensation compared to $284,180 in 2007), an increase in interest expense of $1,139,696 (including an increase in noncash interest of $1,108,600), and a non cash loss on debt extinguishment of $1,328,565; (ii) the increased loss between years is reduced by an income tax benefit increase of $2,134,000. The net basic loss per share for the year ended December 31, 2007, was $1.21, compared to a net basic loss per share of $1.77 reported for the same period during 2006. Net loss per share is based upon weighted average shares outstanding of 10,623,167 for the year ended December 31, 2007, compared to 5,584,420 for the year ended December 31, 2006. The increase in weighted average shares is primarily due to the shares issued in conjunction with the December 2006 IPO, the conversion of debt and interest expense to common stock in 2006 and 2007.
The Company was able to negotiate with the 2005 Note holders the ability to defer the payment of $177,750 of accrued interest at December 31, 2007 and the payment of $177,750 of interest in future periods, and the deferral of scheduled principal payments, in consideration for a reduction in the notes conversion price and additional warrants, thereby increasing cash flow of the Company. Under the current accounting rules, this required the Company to report $514,053 as a non cash charge in the current period which is included in the loss on debt extinguishment for the benefit of deferring these interest payments.
Our investment in property and equipment and capitalized software increased for the year December 31, 2007, by over $10.9 million, to an aggregate of approximately $21 million investment (before accumulated depreciation, impairment and amortization). Approximately $10.5 million of this aggregate amount was attributable to purchases of additional SmartVault™ units and to the purchase of GPS units and other container components relating to final assembly of the units.
Cash flows used in operations for the year December 31, 2007, were $5,579,441 compared to cash used of $4,780,878 during the same period in 2006. The required use of cash was primarily attributable to the current period operating loss, offset by non-cash items of depreciation expense of $3,040,944, impairment of fixed assets of $1,539,563 amortization of debt discounts of $1,371,057, and a non cash loss on debt extinguishment of $1,328,565 , an increase in accounts payable of $934,247, an increase in accrued interest of $704,847, and an increase in deferred revenue of $342,783.

The following tabular presentation illustrates developments noted during the successive quarters of the current fiscal year of the Company relating to its cost of sales. The table below summarizes sales by quarter and the quarterly gross loss (exclusive of depreciation, impairment and amortization) expressed as a percentage of total sales volumes, and the table also shows the quarterly additions to property and equipment which occurred for the successive quarterly intervals:

	Three Months	Three Months	Three Months	Three Months	Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
Sales:
2007	$1,207,611	$2,311,168	$1,344,171	$947,948	$5,810,898
2006	$957,151	$1,490,934	$994,614	$741,855	$4,184,554
Percentage change from 2006 to 2007	26%	55%	35%	28%	39%
Quarterly gross profit (loss) as a percentage (exclusive of depreciation, impairment and amortization) of 2007 sales	(16)%	3%	(20)%	(11)%	(9)%
Quarterly gross loss as a percentage (exclusive of depreciation, impairment and amortization) of 2006 sales	(7)%	(9)%	(33)%	(16)%	(15)%
Additions to property and equipment and capitalized software in 2007	$253,221	$1,107,582	$5,816,543	$3,747,722	$10,925,068
Additions to property and equipment in 2006	$1,454,004	$756,439	$3,718,870	$52,698	$5,982,011
The Company reported its first quarterly gross profit (excluding depreciation, impairment and amortization) for the three months ended September 30, 2007 of $67,709. The Company’s quarterly gross loss increased for the three months ended June 30, 2007 compared to the three months ended March 31, 2007 because of repositioning and furniture pad expenditures of $300,517 (22% of sales) compared to $132,356 (14% of sales) for the three months ended March 31, 2007. The gross loss (excluding depreciation, impairment and amortization) for the three months ended December 31, 2007 was $221,159. The increase in the gross loss (excluding depreciation, impairment and amortization) from September 30, 2007 to December 31, 2007 was due to an increase in freight expenses from 54% of total revenue to 60% of total revenue and annual maintenance costs for the rolling stock in the amount of $93,677. Freight increased for the three months ended December 31, 2007 compared to September 30, 2007 due to more of the loads in this non peak time period being shipped as less than truckloads rather than full truckloads. The gross loss is expressed in the table above as a percentage of sales exclusive of depreciation, impairment and amortization expense. This information reflects that the Company has been actively concentrating on reducing its service cost associated with delivering moving and storage services, a majority of which has resulted from the Company’s ability to reduce its freight costs incurred for moves. This reduction in freight costs has been achieved through the utilization of better software tools to minimize the number of missed shipments and through a proactive effort to consolidate shipments into a full truck load rather than “LTL” or less than truck load freight in separate partial truckloads, normally enabling a lower freight cost for full loads. The Company also has been able to reduce its warehouse costs by actively seeking to conclude arrangements with lower priced providers. The Company’s labor costs also have declined as a percentage of sales as a result of Smart Move’s continuing efforts to expand its base of labor provider resources within the markets we serve. The increased utilization of our container assets comprising that fleet will help reduce our expenses associated with repositioning of the SmartVault™ containers.
During the year ended December 31, 2007, the Company added approximately 4,100 containers to its existing fleet of SmartVault™ units. As a result of this expansion, the Company incurred repositioning costs and furniture pad expenditures of $657,348 (representing 11% of Sales). The majority of the repositioning costs relate to positioning of the previous older Version I SmartVault™ units for use in our local storage operations. These costs are included in costs of moving and storage during the current period. We believe these costs will be reduced in subsequent periods as the Company reaches the appropriate vault capacity to meet market demand.

The following table summarizes total sales, completed moves and moves in progress:

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Completed Moves	355	$1,104,074	658	$1,948,008	378	$1,082,362	237	$801,696
Storage and other		103,537		363,160		261,809		146,252

Total Sales		$1,207,611		$2,311,168		$1,344,171		$947,948

	At December 31, 2007		At September 30, 2007		At June 30, 2007		At March 31, 2007
Moves in Progress	410	$1,081,631	356	$1,176,632	412	$1,394,912	224	$893,655

The majority of our sales through the end of the current period in fiscal 2007 were to the general public. As of December 31, 2007, we had 410 moves in progress (that includes advanced billings) which, when completed, will represent revenue of approximately $1.1 million. The Company recognizes revenue upon completion of all the moving services. The Company delineates a customer move into five stages, 1-5, based on the move status of the customer. Stage five is the final stage, retrieval of the empty vaults from the destination, indicating completion of all required services and triggers revenue recognition. A move in progress is a contracted customer move which has yet to reach stage five. The costs associated with moves in progress are reflected as deferred costs and any cash collected on a move in progress is reflected as deferred revenue.
The following table summarizes the components of cost of goods sold:

	Components of Cost of Goods Sold
	Three Months Ended		Year Ended
	December 31,		December 31,
	2007	2006	2007	2006

Variable Costs Freight, labor, insurance and service	$1,092,347	$882,657	$4,683,069	$4,189,451

Percent of Sales	90%	92%	81%	100%

Fixed Costs GPS and storage costs	$309,296	$95,904	$996,943	$212,819

Percent of Sales	26%	10%	17%	5%

Furniture pads and repositioning	$27,127	$43,776	$657,348	$425,003

Percent of Sales	2%	5%	11%	10%

Total cost of goods sold (excluding depreciation, amortization and impairment)	$1,428,770	$1,022,337	$6,337,360	$4,827,273

Percent of Sales	118%	107%	109%	115%

Cost of goods sold (excluding depreciation, impairment and amortization) is comprised of the following cost categories: variable costs, fixed costs and furniture pads and repositioning. Included in variable costs is, freight, insurance, labor and service costs for which the Company will not incur a charge unless a move is started.
Fixed costs are monthly expenses relating to our containers that may or may not be associated with or involved in an actual move during the period. Included in fixed cost is GPS service and storage. Repositioning cost is expected to be reduced as a percentage of sales as the units are positioned in markets based on demand. Furniture pads are expensed in the period purchased. As a result of our accelerated expansion of our fleet of SmartVaults™ the cost of furniture pads incurred to date is greater, as a percentage of revenue, than the normal replacement cost of pads we anticipate will be expected in the future.
Principal Costs and Expenses:
Our principal costs and expenses incurred on a recurring basis consist of:
Cost of Revenues: Cost of moving and storage consist of both fixed and variable costs incurred for the acquisition, transportation, repositioning and storage associated with the SmartVault™ containers. During the expansion phase of the Company the fixed period costs, such as the depreciation, storage and other related cost incurred to build capacity have inequitably burdened the Company’s current period growth stage revenue.
Depreciation, Impairment and Amortization: Represents the reduction in the balance sheet value of our containers, forklifts, flatbed trailers and GPS units to reflect the cost of ownership and the consumption and estimated future benefit of the asset’s useful life. These costs are included in the cost of moving and storage above.
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
Future Revenues and Operating Expenses
We have had only a short operating history and are continuing to expand within our existing and targeted future markets. Although our expectations may not be realized, we anticipate that our revenue and operating expenses will increase substantially in the future for the following reasons:
Revenues
•	We are working to develop a number of additional revenue-generating opportunities by increasing the number of relationships we have with national and local moving companies, through increased use of our SmartVault™ containers for special purposes in other vertical markets, and by deployment or licensing of our tracking technology components within other industries which require asset tracking.
Expenses
•	Accounting and Reporting: We have expanded our accounting staff and invested in additional accounting system software to assist us in administering a higher volume of transactions and we are implementing better controls to facilitate our ongoing reporting obligations as a public company.

•	Public Company Administrative Costs: As a public company we have incurred, and will continue to incur, additional legal, accounting and other expenses that we did not incur as a private company. These additional costs include the recurring legal, accounting fees and investor relation fees associated with ongoing reporting requirements under the Securities Exchange Act of 1934, as amended, and compliance with the various provisions of the Sarbanes-Oxley Act of 2002, investor relations administration costs, fees to independent Board members for their services as directors, and certain director and officer liability insurance costs. We obtained directors and officer’s liability insurance on December 4, 2006 and key man life insurance on our CEO which we did not have in the past and for which we will incur additional premium costs. We also expect the outside legal, accounting and other expenses that we incur as a public company on an annual basis will be in excess of $600,000.

•	Expenses: We believe that our recurring expenses for labor, materials and general administrative costs of conducting sales and operations will not increase proportionately to increased revenues if we are successful and the volume of our business expands, and that we will continue to experience a decrease in our expenses as a percentage of sales.

Critical Accounting Policies; Use of Estimates
Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the valuation of accounts receivable, inventories, intangible assets including goodwill, long-lived assets, income taxes, contingencies and litigation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Critical accounting policies are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences, which are of a limited duration given our status as an early stage company. We also consider factors and assumptions we believe to be appropriate under the circumstances, but in some cases we do not control the implementation timelines associated with the assumptions we must formulate. Actual results may differ from our current and previous estimates, and we might obtain or formulate different estimates if we used different assumptions or conditions. We believe the critical accounting polices briefly described below affect our current evaluations and the estimates used in the preparation of our financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. For a further discussion on the application of these and other accounting policies, see Note 2 to our financial statements included elsewhere in this report.
Revenue and Cost Recognition
We recognize service revenue and expenses only upon completion of the applicable contract for our services. This policy involves deferring direct and incremental moving expenses, including freight and handling costs and the related revenue, until completion of the services covered by a given contract. We recognize advance billings and the related deferred revenue for contracts in process on a net basis. Advanced billings and related deferred revenue for services that have not been completed in the amount of approximately $351,059 have not been recognized on our balance sheet, at December 31, 2007. As of December 31, 2007, we also deferred expenses of $517,485 on contracts in process and deferred revenue of $456,247 with respect to cash payments we received on contracts in process in accordance with this policy. We incur costs as each move is completed and generally receive payment for the full move upon completion and final delivery of services. As a consequence, we also defer expenses which may exceed advance payments we receive on contracts for which the services remaining to be performed will not be completed until after the end of a given month. The deferral of these associated costs is necessary to properly match revenue with corresponding direct and incremental moving expenses. If we were to recognize these deferred expenses as costs during the year incurred, they would increase our gross loss. For the period ending December 31, 2007, if the deferred costs were expensed, our gross loss would be increased by $517,485.
Our services are sold based on the assumption that current pricing for contracts will be applicable to services performed in the future. Actual costs may vary from our estimates utilizing current pricing parameters, resulting in short term variances. We must accurately estimate our requirements for SmartVault™ units in order to meet the growing demand for our planned expansion. If we either over or underestimate our level of requirements for containers, our earnings and working capital can be adversely affected. We believe that through day-to-day operational analysis, we can anticipate and make appropriate adjustments to accommodate fluctuations in demand. However these estimates are subject to varying market conditions and results may vary accordingly.

Credit Risk, Service Provider and Supplier Risk
Our customers generally are required to pay for the services we provide in connection with a given move upon completion of the move and delivery of the transported household and other goods. We seek to mitigate the credit risk associated with our services rendered prior to payment by extending credit terms with respect only to those limited trade accounts receivable of the customers we deem creditworthy. At December 31, 2007, we had an allowance of $45,000 for estimated credit losses. We continually review the adequacy of our allowance for doubtful accounts and adjust it, as necessary, based upon current credit knowledge of the customers’ circumstances.
We purchase the majority of our transportation shipping services from UPS Freight with which we have a distribution agreement. The terms of the distribution agreement include storage and local pickup and delivery of the SmartVaults™. We believe that, while there are alternative sources for the transportation services we purchase, termination of the agreement could have a material adverse effect on our business, financial condition or results of operation in the near term if we should be unable to obtain an adequate and timely replacement for the services currently rendered by this strategic transportation provider.
We purchase our SmartVaults™ from a single manufacturer with which we have a supplier agreement. The containers are made by the manufacturer exclusively for us. We believe that while there are alternative sources for the manufacture of the SmartVaults™, termination of the agreement and arrangements with the current manufacturer could have a material adverse effect on our business, financial condition or results of operation if we are unable to obtain an adequate or timely alternative manufacturer.
Impairment of Long-Lived Assets
The financial statements adhere to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, which requires that long-lived assets, including identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Smart Move evaluates the recoverability of its long-lived assets based on estimated undiscounted future cash flows and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset is written down to its estimated fair value. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value. The assumptions used by management in its projections of undiscounted cash flows involves significant judgment of material estimates of future revenue and customer acceptance. If the assumptions utilized in the projections do not materialize, the SmartVault™, GPS equipment, vault mold, rolling stock and trailers and container components carrying values could become impaired resulting in a substantial impairment expense in the future.
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
During the second quarter of 2007 the Company was notified by its GPS analog providers that the FCC had ruled that service providers of analog signals will be allowed to discontinue service when the so-called “analog sunset” takes effect in February 2008. As of March 1, 2007 the Company had 2,660 of analog GPS units in service. Beginning March 1, 2007 these units will be depreciated over their remaining 11 month useful life. This accelerated rate of depreciation resulted in an increase of $460,550 in depreciation for the year ended December 31, 2007. During the quarter ended June 30, 2007, the Company impaired the $75,094 full net book value of 333 analog GPS units that are no longer in use and have no known salvage value.

During the quarters ended June 30, September 30, and December 31, 2007 the Company retired and recycled a portion of its inventory of the older prototype SmartVault™-Version I units that were damaged and recorded an asset impairment of $281,947, $48,970 and $258,552, respectively as these components were recycled. The remaining prototype “SmartVault™-Version I are used exclusively in a local storage environment. A portion of Version I vaults have shown forklift and movement damage to the plastic base and corner joints. The new version vaults have a solid aluminum base proven to handle significant stress and the new construction vaults also feature a one piece rounded molded corner and the over all design provides significant strength to the container compared to the Version I prototype. During the fourth quarter of 2007, the Company performed a strategic review of the Version I vaults used in the local storage opportunity. Due to the limited financial capital resources necessary to develop and capture revenue, management assessed the recoverability of these Version I vaults and determined an impairment of $875,000. This impairment reflects the amount by which the carrying value of Version I vaults exceed their estimated fair values determined by their estimated future discounted cash flows. The impairment loss is recorded as a component of “Cost of moving and storage” for the year ended December 31, 2007. In addition management assessed the recoverability of its other long-lived assets based on estimated undiscounted future cash flows and determined that such undiscounted cash flows, based upon the Company’s current projections, are sufficient to recover the carrying amount of the other long-lived asset. If we are not able to realize the cash flow (as projected) in future years, additional impairment expense may be required to be recorded in future periods.
Stock Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R , “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock based compensation is recognized on a straight-line basis over the requisite service period. The amount of compensation expense recognized for options with a graded vesting schedule equals no less than the portion of the award that is vested. SFAS 123R supersedes our previous accounting under APB 25 for periods beginning on or after January 1, 2006. The Company recognized compensation expense related to options of $200,147 for the year ended December, 2007.
In 2007, Directors who were not employees of Smart Move receive as part of their compensation for services as directors an annual grant of restricted shares of our common stock having a fair market value of $10,000 at the beginning of the year, determined as the average closing price of a share of the Company’s common stock for each day during the month of December preceding the grant date. These stock grants vest as to one half of the shares at June 30th and as to the other half at December 31st of each year. The Company expenses these stock grants using the straight-line method over the vesting term and recognized $40,000 of compensation expense during the twelve months ended December 31, 2007. Beginning in January of 2008, the compensation will be increased to $15,000 per non-employee director or a total of $60,000 per year, based on the current composition of our Board of Directors.
We expect that equity-based compensation expense for fiscal 2008 and 2009 from all existing awards to employees, officers and directors will be approximately $285,000 per year. This amount represents both stock option awards and restricted stock grants. The performance-based portion of the 342,000 options to purchase shares of common stock issued to our CEO and CFO in September of 2006 are not included in the equity-based compensation expense described above because management has determined that the attainment of the performance targets specified in the employment agreements is not probable. In the event that subsequent developments indicate that the attainment of the performance targets has become probable, our equity-based compensation expense would increase annually for fiscal 2007 and/or 2008. Any future significant awards or changes in the estimated forfeiture rates of stock options and stock grants may impact these estimates. A total of 114,000 of these options were subject to vesting at September 30, 2007, and have been forfeited as the performance conditions were not satisfied at the vesting date.
Income Taxes
Smart Move’s annual tax rate is determined based on income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires some items to be included in the tax return at different times than the items reflected in the financial statements. As a result, the annual tax rate in the financial statements is different than the rate reported on Smart Move’s tax return. Some of these differences are permanent, such as expenses that are not deductible in the tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.

Inherent in determining the annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Significant management judgments are required for the following items:
•	Management reviews Smart Move’s deferred tax assets for realizability. Valuation allowances are established when management believes that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision.

•	We establish accruals for uncertain tax contingencies when, despite the belief that Smart Move’s tax return positions are fully supported, Smart Move believes that an uncertain tax position does not meet the recognition threshold of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, the expiration of the statute of limitations for the relevant taxing authority to examine a tax return, case law and emerging legislation. While it is difficult to predict the final outcome or timing of resolution for any particular tax matter, Smart Move believes that the accruals reflect the likely outcome of known tax contingencies in accordance with FIN No. 48.
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
Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligation as of December 31, 2007:

	Payment Due by Period
	Total	2008	2009	2010	2011	2012
Long-term debt obligations:(1)
Principal	$11,365,528	$1,460,380	$1,283,554	$776,532	$5,066,237	$2,778,825
Interest	3,843,865	1,028,860	1,031,612	905,958	629,510	247,925
Capital leases	267,310	115,205	115,205	36,900	—	—
Operating leases	644,690	283,160	201,470	119,780	40,280	—
GPS service	544,194	161,772	161,772	125,022	88,272	7,356

	$16,665,587	$3,049,377	$2,793,613	$1,964,192	$5,824,299	$3,034,106

(1)	Long-term debt obligations reflect payments for the principal and interest that is based on rates that range from 7.00% to 12.00%.

The Company entered into employment agreements with our CEO and CFO in 2006. These agreements provide for base salaries of $188,000 and $175,000, respectively. These officers additionally are eligible for cash bonuses up to 50% of base salaries. In addition, they were granted 342,000 options that vest based upon exceeding certain performance targets. On April 27, 2007, the Board of Directors voted to approve the Compensation Committee’s recommendation to increase executive salaries to $196,000 in the case of our Chief Executive Officer and $182,400 in the case of our Chief Financial Officer with the adjustments to be effective from February 15, 2007. The performance criteria applicable for the cash bonuses during 2007 consisted of two components, an EBITDA target threshold to be measured both semi-annually and annually, and an annual target for “number of moves.” If the specified targets are met, our CEO and CFO each would be eligible to earn cash bonuses up to the greater of 50% of base salary or a stipulated amount for each officer, being $125,000, in the case of the Chief Executive Officer, and $110,000 in the case of the Chief Financial Officer. As of September 30, 2007, management determined that these performance targets would not be met and no bonus has been accrued. Additionally 114,000 options were subject to vesting at September 30, 2007, and were forfeited as the performance conditions were not satisfied at the vesting date.
In November 2007, our CEO, CFO and other members of the management team agreed to waive 50% of their salaries for the months of November and December 2007. This waived cash compensation totaling $44,033 is reflected as non-cash compensation expense and a credit to paid-in capital in the fourth quarter of 2007.
Diversification of Revenues
The majority of our sales in 2007 were to the general public. As of December 31, 2007 we had over 400 moves in progress which, when completed, will represent revenue of approximately $1.1 million. These moves are in various stages of completion, and a portion (not all of the costs) are included in deferred costs.
Qualitative and Quantitative Disclosures about Market Risk
Our funds are currently held in checking accounts and money market funds which do not subject us to risk of a loss of principal due to changes in prevailing interest rates. Some of these securities may be subject to market risk due to changes in prevailing interest rates, which may cause fluctuations in market value.
The fair value of our cash and short-term investment portfolio at December 31, 2007, approximated its carrying value due to the short-term maturities of these investments. The potential decrease in fair value resulting from a hypothetical 10% increase in interest rates at year-end for our investment portfolio is not material.
The face value of our long-term debt at December 31, 2007, including current maturities, was approximately $11.4 million compared to a carrying value of $6.8 million reflecting discounts of approximately $4.6 million. Our long-term debt is at fixed interest rates ranging from 7.00% to 12.00%. The potential increase in interest expense resulting from a hypothetical 10% increase in the average interest rates applicable to our long-term debt at December 31, 2007 would be approximately $135,000.
Results of Operations
Year ended December 31, 2007 compared to 2006
Sales

	For the Year ended
	December 31,
	2007	2006	% Change
	(In thousands, except percentages)
Sales	$5,811	$4,185	39%

Sales increased $1,626,344 during the year ended December 31, 2007, as compared to the comparable period in the prior year. The increase in revenues can be attributed to operating in a larger market of 61 Metropolitan Service Areas (“MSAs”) during the entire twelve months ended December 31, 2007 compared to 40 MSAs for the majority of 2006, as well as revenue from commercial and national van lines in 2007 compared to a minimal amount in 2006. In 2007 we completed 1,628 moves compared to 1,462 in 2006. In 2007 our average move (including storage revenue) was approximately $3,500 compared to approximately $2,800 in 2006.
Total cost of moving and storage

	For the Year ended
	December 31,
	2007	2006	% Change
	(In thousands, except percentages)
Total cost moving and storage	$10,755	$5,932	81%
Gross loss as a percent of sales	(85)%	(42)%
Cost of moving and storage (exclusive of depreciation, impairment and amortization)

	For the Year ended
	December 31,
	2007	2006	% Change
	(In thousands, except percentages)
Cost moving and storage (exclusive of depreciation, impairment and amortization)	$6,337	$4,827	31%
Gross loss as a percent (exclusive of depreciation, impairment and amortization) of sales	(9)%	(15)%
Cost of moving and storage consists primarily of the cost of transportation to move the containers (freight). Our cost of moving and storage for the year ended December 31, 2007, was $10,755,314, resulting in a gross loss of $4,944,416, compared to the year ended December 31, 2006 of cost of moving storage of $5,931,863 and a gross loss of $1,747,309. Our gross loss increased $3,197,107. The increase in the gross loss is attributable to an increase in depreciation expense due to all of the 61 MSAs in operation for a full twelve months in 2007 and additional SmartVaults™ being placed into service during 2007. Included in cost of moving and storage for the year ended December 31, 2007, was $2,878,391 of depreciation on our SmartVaults™, forklifts, GPS units and flat bed trailers compared to depreciation of $1,104,590 for the year ended December 31, 2006. This is an increase of $1,773,801. During the year ended December 31, 2007, the Company recorded total fixed asset impairments of $1,539,563, comprised of an asset impairment of $75,094 full net book value of 333 analog GPS units that are no longer in use and recorded an asset impairment of $589,469 on certain Version I vaults that were damaged and an $875,000 impairment on Version I vaults used in local storage. The all plastic base is subject to damage from forklifts and movement. The older Version I vaults are now being used exclusively in local storage environment where movement and handling are minimized. However due to the Company’s limited financial capital, resources, in the fourth quarter of 2007, the Company did not expend any resources to grow the storage only business. With the limited revenue growth potential due to allocating resources to the inter-state moving, the Company reported an impairment on these assets of $875,000. Our gross profit percentage has been negatively impacted by our high depreciation costs associated with the operational fixed assets necessary to establish the national expansion. Our gross loss (excluding depreciation, impairment and amortization) as a percentage of sales decreased from 2006 to 2007 by our concentration on reducing costs, through the upgrades of our software, additional personnel to monitor costs and consolidation of loads to take advantage of full truck load freight rates. Included in our costs of moving and storage (exclusive of depreciation, impairment and amortization ) we have certain costs that are variable, fixed, and repositioning and furniture pad expenses. We believe that our repositioning and furniture pad costs will decrease in the future, (assuming no new containers are added to the fleet), as these costs are incurred to place the assets into position for use. For the year December 31, 2007, we incurred repositioning costs and furniture pad expenditures of $657,348 (representing 11% of Sales).

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
Total selling, general and administrative expenses

	For the Year ended
	December 31,
	2007	2006	% Change
	(In thousands, except percentages)
Total selling, general and administrative expenses	$6,434	$6,848	(6)%
As a percentage of sales	111%	164%
Total selling general and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Total selling, general and administrative expenses were $6,433,988 for the year ended December 31, 2007, compared to $6,848,079 for the year ended December 31, 2006, or a decrease of $414,091. The majority of the change is comprised of salaries and wages for year ended December 31, 2007, of $2,274,470 (including $284,180 of non-cash compensation) compared to salaries and wages for year ended December 31, 2006, of $4,286,340 (including non-cash compensation of $2,690,836) or a decrease of $2,011,870 offset by an increase of legal and accounting of $648,306 an increase in advertising and marketing of $401,210 an increase of director fees of $115,000 and an increase in bad debts of $136,156 due to outdated collection policies that have been subsequently changed. In prior periods, our transportation providers administered arrangements by which funds due from customers paying by certified check were remitted to us. A significant portion of the increase in the bad debts is due to procedural problems or delays in remittance or pick up of certified funds. In the future all payments by checks are required to be remitted directly to the Company by ACH transfer prior to delivery of the containers to the ultimate destination point.
Also in total selling, general and administrative expenses was depreciation and impairment expense of $193,348, for the year ended December 31, 2007, compared to depreciation of $99,395, for the year December 31, 2006. We expect selling, general and administrative expenses to increase modestly as we transition from our national rollout (adding MSAs) to concentrating on sales growth. It is our expectation that these expenses will continue to decrease as a percentage of revenue if we are successful in expanding our sales.
We will continue to increase advertising and marketing expenses as we expand markets and sales efforts. These expenses include web leads purchased from internet moving portals, pay per click programs, key word placements, internet yellow page directories, and other web advertising.
During the period October 1, 2005 to December 31, 2005 we invested $151,930 in convertible notes of a service company, which provided us moving and handling services. We intended to supplement our moving services with those loading and unloading services provided by the Company to address the needs of our customers who seek full service moves. We originally intended to provide this entity with working capital loans up to $210,000 to maintain the service company’s operations until March 2006. However, the service company was not able to maintain budgeting necessary to reach a breakeven position and we discontinued the funding after providing an additional $47,000 in January 2006, which is shown as note impairment of note receivable of $47,000 at September 30, 2006. During the first quarter of 2006 we determined that the convertible note value had been impaired as the service company was not able to execute its business plan and the future collection of the notes receivable is doubtful. Accordingly we recorded impairment for 100% of the notes receivable balance and we are not recognizing any interest income due under the terms of the notes receivable.
Included in total selling, general and administrative expenses for the year ended December 31, 2006 was the write off of $602,262 of deferred offering costs when we withdrew our prior registration statement with the United States Securities and Exchange Commission in July of 2006.

Total other expense

	For the Year ended
	December 31,
	2007	2006	% Change
	(In thousands, except percentages)
Total other expense	$3,794	$1,507	151%
As a percentage of sales	65%	36%
Total other expense consists primarily of interest expense, interest income and a loss on extinguishment of debt in 2007. Interest expense for the year ended December 31, 2007, was $2,754,027 (which included total non-cash interest of $2,027,978 comprised of $1,371,057 of non-cash interest from the amortization of debt discounts, including $870,523 from the expensing of the unamortized beneficial conversion discount upon the conversion of the January 2006 Notes to equity, and $250,437 of stock and warrants issued as inducements to convert interest into equity, and $406,484 of conversion of accrued interest to shares) compared to $1,614,331 (which included $351,754 of non-cash interest from the amortization of debt discounts and $161,140 of inducements to convert debt to equity) for the year ended December 31, 2006. The increase is directly attributable to higher debt levels to fund our equipment purchases and operating loss. In the fourth quarter of 2007, the Company negotiated an interest deferral on the 2005 Notes and the waiver of scheduled principal payments on $2.7 million of the $3 million face amount of the notes. For accounting purposes this caused the 2005 Notes to be deemed an extinguishment, and the Company recorded a non cash loss of $1,328,565. Interest income for the year ended December 31, 2007, was $288,437 compared to $107,043 in the prior year.
As a result, the Company reported a loss before income taxes of $15,172,559 for the year ended December 31, 2007, compared to a net loss of $10,102,676 for the year ended December 31, 2006. The increase in the loss before income taxes is attributable primarily to an increase in depreciation expense of approximately $1,836,959, an increase in impairments of $1,570,358, an increase in interest expense of $1,139,696, and a non cash loss on extinguishment of debt of $1,328,565. These increases were off set by a reduction in total selling, general and administrative expenses (excluding depreciation and impairment) of approximately $508,044.
For the year ended December 31, 2007, we recorded an income tax benefit of $2,367,000 compared to $233,000 in the prior year as we were a limited liability company treated as a partnership for income tax purposes until December 6, 2006. The tax benefit is a result of the reduction in the deferred tax liability originally recognized when we became a taxable corporation in December 2006. The deferred tax liability has been reduced to zero and we will not recognize a tax benefit on additional net operating losses until we generate taxable income and the use of the net operating losses is more likely than not.
As a result, the Company reported a net loss of $12,805,559 for the year ended December 31, 2007, compared to a net loss of $9,869,676 for the year ended December 31, 2006. Net loss per basic and diluted shares was $1.21 for the year ended December 31, 2007, compared to $1.77 for the year ended December 31, 2006. Net loss per share is based upon weighted average shares outstanding of 10,623,167 for the year ended December 31, 2007, compared to 5,584,420 for the year ended December 31, 2006. The increase in weighted average shares is primarily due to the shares issued in conjunction with the December 2006 IPO, the conversion of debt and interest expense to common stock in 2006 and 2007.
Issuance of Stock Options
We adopted our 2006 Equity Incentive Plan (“Plan”) prior to our initial public offering. We are authorized to issue up to 1,400,000 shares of common stock shares under the Plan pursuant to options, rights and stock awards. The Plan is administered by the Board of Directors. The exercise price of options granted under the Plan is determined by the Board of Directors at an amount no less than the estimated fair value of our common stock at the date of grant. The exercise prices of our options granted prior to our IPO were set by the Board of Directors based upon contemporaneous equity transactions at or near the time options were granted. Our Board of Directors determines the term of each option, the number of shares for which each option is granted and the rate at which each option is exercisable. Options are granted with terms not to exceed ten years. On December 29, 2006, we granted 432,000 stock options to our employees at an exercise price of $4.73, the closing price of our common stock on December 29, 2006. Smart Move, Inc. recognized compensation expense in the fourth quarter of 2006 estimated using the Black-Scholes option pricing model of approximately $190,836 assuming a six year exercise period, 33% volatility and no forfeitures. There were 182,000 options granted to new employees and no options were exercised during the year ended December 31, 2007 and they were valued using the Black-Scholes option pricing model assuming a six year exercise period, 36.7% volatility and no forfeitures.

In accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), compensation costs related to share-based payments that vested during the twelve months ended December 31, 2007 and recognized in the Statements of Operations was $200,147. The Company has recognized $40,000 of expense for the twelve months ended December 31, 2007, relating to the vested portion of restricted stock grants made to non-employee directors in January, 2007. In addition we issued 342,000 options to our CEO and CFO in connections with their employment agreements prior to the effectiveness of our 2006 Plan. These options vest subject to performance conditions based upon moves booked for the 12 month periods ending September 30, 2007, 2008 and 2009. One third of the options are exercisable at $5.00, one third at $6.00 and the balance at $7.00. As of December 31, 2007, 114,000 (exercisable at $5.00) of these were subject to vesting at September 30, 2007, and have been forfeited as the performance conditions were not satisfied at the vesting date.
Liquidity and Capital Resources
As a public company, we incur legal, accounting and other expenses that we did not incur as a private company related to the SEC’s reporting requirements under the Securities Exchange Act of 1934, as amended, and compliance with the various provisions of the Sarbanes-Oxley Act of 2002.
We expect the legal, accounting and other expenses that we incur as a public company on an annual basis to be at least $600,000.
Through December 31, 2007, we have financed our operations through the sale of our shares for gross proceeds of approximately $7 million, the issuance of convertible debentures for gross proceeds of $10 million and bank and capital lease financing on equipment purchases totaling $2.7 million, the completion of our IPO for net proceeds of approximately $14.3 million, and additional convertible note and debenture sales in 2007 aggregating $2.8 Million. At December 31, 2007 we had working capital deficit of $2,735,568.
Our ability to raise capital involves uncertainties discussed under “Risk Factors” and will be affected by any of the risks affecting our business discussed there under.
We recently sold debt instruments to fund our business and we currently have a significant amount of debt outstanding that likely will increase if we are successful in securing additional funding. Our level of debt could significantly affect our business by: (i) making it more difficult for us to satisfy our obligations, including making scheduled principal and interest payments under our debt obligations; (ii) limiting our ability to obtain additional financing; (iii) requiring us to dedicate a portion of our cash flow from operations to payments of debt, thereby reducing the availability of our cash flow for other purposes; and (v) limiting our flexibility.
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
Management cannot provide any assurance that we will be able to obtain loans or raise sufficient money through the sale of our equity securities. If we are not able to raise adequate funding, we will be unable to continue in business in our current form. If we are able to raise funding in the equity markets, our stockholders will suffer significant dilution and the issuance of securities may result in a change of control.
In April 2005 and in January 2006 Smart Move borrowed from a financial institution (“Bank Notes”) that had an outstanding principal balance as of December 31, 2007 of $178,223 and $180,556, respectively. The Bank Notes are secured by all business assets excluding the SmartVaults™ and the tool mold and are payable in monthly installments of approximately $55,000 plus interest, and matures through January 2009. In August of 2007 the Bank amended the loan agreements by waiving all of the Company’s previous loan covenant violations and providing for one covenant requiring the Company to maintain a minimum liquidity ratio coverage of 2.5 to 1.0 determined by the ratio of cash and net accounts receivable to the outstanding loan balance with the bank. As of December 31, 2007 the Company was in compliance with the loan covenant. Additionally the Bank amended the interest rate on the Bank Notes by increasing the interest to a fixed rate of 9.25%. Subsequent to December 31, 2007, the Company borrowed $3,655,000 in the form of a 11% Secured Convertible Debentures with warrants and used a portion of these proceeds to retire the Bank Notes. In addition the Company borrowed $200,000 in the form of 12% Unsecured Convertible Note with warrants.

Cash Flows
Smart Move’s largest source of cash flow from operations is cash collections from customers. Smart Move’s standard payment terms are such that the entire balance is due at the earlier of the 28th day after the containers are delivered to the customer for loading or when the containers are delivered to the customer’s final destination point. Net cash used in operations was $5,579,441 for the twelve months ended December 31, 2007. Cash was consumed by the net loss of $12,805,559, less non-cash expenses of $3,040,944 for depreciation, $1,371,057 of amortization of debt discounts, loss on debt extinguishment of $1,328,565, $284,180 of non-cash compensation, impairments of $1,570,358, bad debts of $168,014 and shares and warrants issued as inducements to convert debt to equity of $250,437 offset by a non-cash cost of a deferred income tax benefit of $2,367,000. Cash was also consumed by increases in accounts receivable of $126,846, an increase in contracts in process of $149,597, an increase in packing supplies of $94,437 and an increase in prepaid and other of $31,434. Cash consumed was offset by, an increase in accounts payable of $934,247, an increase in accrued interest of $704,847, and an increase in deferred revenue of $342,783.
Investing Activities
For the year ended December 31, 2007 net cash used in investing activities of $10,080,373 was attributable to purchases of property equipment totaling $10,041,173, and, and a deposit on office lease of $39,200.
For the year ended December 31, 2006 net cash used in investing activities of $5,880,427 was attributable to purchases of property equipment totaling $5,789,427, and advancing $47,000 under a note receivable and a deposit on office lease of $44,000.
Financing Activities
For the year ended December 31, 2007 we received proceeds from notes of $2,829,000 which were off set by note payable issuance cost of $233,395 and payments of debt and capital leases of $802,425.
For the year ended December 31, 2006 our financing activities consisted primarily of $18,660,008 of proceeds from sale of shares of common stock and member shares and $6,832,500 from proceeds of notes payable, and $500,000 from proceeds of bank debt, offset by offering and issuance costs of approximately $3.54 million.
Convertible Promissory Notes
At December 31, 2007, the Company had outstanding $10,289,000 in principal amount of secured promissory notes. The secured promissory notes bear interest at 10% to 12% per annum. Only interest was specified to be payable on the 2005 notes aggregating $3,000,000 during the first two years after issuance in October 2005. On the third anniversary of their issuance, however, we were required to begin making principal payments on the notes on a five-year amortization basis. In November 2007, the holders of $2,700,000 of the 2005 notes agreed to waive and defer the monthly principal amortization in exchange for a reduced conversion price and other consideration in the form of warrants. The July 2006 notes in the amount of $5,000,000 require only interest to be paid for 5 years and all principal is due at maturity. The August 2007 notes, in the amount of $1,217,500, bear interest at the rate of 12% per annum payable quarterly with the principal due on September 1, 2009. The November 2007 notes, in the amount of $1,071,500, bear interest at the rate of 12% payable at maturity of October 31, 2008. The secured promissory notes aggregating $5,289,000 may be prepaid in whole or part without any prepayment penalty. The July 2006 note totaling $5,000,000 is subject to a 2% pre-payment penalty for the first two years, unless our stock trades at a 25% premium to the initial public offering price of our stock. The promissory notes aggregating $9,217,500 are secured by a first lien on all our container assets and our tool mold. The $1,071,500 November 2007 notes are secured by a second lien on certain assets previously held as security for the bank indebtedness (which was acquired together with the security interest by a new investor in January 2008). The principal amount of these promissory notes may be converted into shares of our common stock at the option of the holders. Of the $3.0 million 2005 notes, $2.7 million may be converted at a price of $3.00 per share and $300,000 is convertible at $5.00 per share. The July 2006 $5.0 million notes are convertible at a price of $3.75. The August 2007 $1.2 million notes may be converted at a price of $2.00 per share and the November 2007 $1.07 million notes are convertible at $1.00 per share. In September of 2007 we issued a $540,000 unsecured promissory note that bears interest at the rate of 7% per annum payable quarterly. The principal amount is due September 2, 2010. The unsecured note may be converted at a price of $1.80. In November 2007, we issued amended and restated convertible notes totaling $355,500 to certain of the 2005 Notes holders bearing interest at 12% per annum in exchange for their agreement to defer interest payments. These notes are due in October 2010 and are convertible at $1.00 per share.

The Company did not make certain scheduled interest payments for the quarter ended December 31, 2007, as required under the terms of the August 2007 and 2005 Notes (the “Notes”). As a result, the Company will be obligated to pay a default interest rate of 18% per annum on all outstanding principal amounts until the scheduled interest payments under the terms of the Notes are paid current. On August 28, 2007, an Intercreditor Agreement and Stipulation (the “Intercreditor Agreement”) was entered into by the holders of the August 2007 Notes, the 2005 Notes and the 2006 July Notes which precludes acceleration of the August 2007 note principal amount as long as the 2005 Notes and the 2006 July Notes are not in default. As of March 28, 2008, $57,000 of interest due and payable, as of December 1, 2007, on the August 2007 Notes has not been paid. As of December 31, 2007, the Company is current in its payments of principal and interest under the terms of the 2006 July Notes and $1,975,000 of the 2005 Notes. In January 2008, the required interest payments on the remaining $1,025,000 of the 2005 Notes were made and therefore the August 2007 Note holders have no acceleration rights and the August 2007 Notes have been classified as long-term.
The above convertible promissory notes will have substantial financial impact on our future financial statements in accordance with proper accounting procedures of EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF No. 00-19 “Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. As of December 31, 2007 we have allocated $4.6 million of the $11.4 million total debt to the detachable warrants and beneficial conversion feature. Our future financial statement will reflect interest expense calculated at an effective interest rate of 64% on the detachable warrants and beneficial conversion feature.
Off-Balance Sheet Arrangements
As of December 31, 2007 and 2006, we had no off-balance sheet arrangements or obligations.

ITEM 7.	FINANCIAL STATEMENTS
The financial statements required by this report are located beginning on page F-1 of this report and incorporated by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 8A.	CONTROLS AND PROCEDURES
As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.
This conclusion reflects our management’s earlier determinations in connection with the evaluation performed as of the end of prior fiscal quarters following the Company’s initial public offering in December 2006 and becoming a reporting company under the Exchange Act placed significant burdens on the Company’s financial reporting systems and internal personnel and other resources. The Certifying Officers also previously determined as of September 30, 2007 that the Company’s financial management team did not have sufficient experience in the preparation of the narrative disclosures in notes to the interim financial statements to ensure that the disclosure controls and procedures we maintain (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.
In connection with their evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007, the Certifying Officers noted that the Company’s financial team has expanded its technology and personnel resources utilized in connection with the recording of transactions and acquired additional expertise in the preparation of the financial statements for the Company. However, the financial expertise to evaluate, account for and prepare financial statement disclosures for complex accounting transactions is lacking.

During the first half of 2008, the Certifying Officers, with the Company’s other management representatives, will complete remediation measures which may included engaging a financial accounting firm to help the Company, evaluate, account for and prepare financial statement disclosures for complex accounting transactions.
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
Management’s Annual Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007. A remediation measure may be the hiring of a consultant to review our SEC filings to ascertain that all accounting financial disclosure are made.
This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B.	OTHER INFORMATION
None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTIONS 16(a) OF THE EXCHANGE ACT
Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2007.
Information regarding the Company’s Code of Ethics are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2007. Any amendments to, or waivers from, a provision of our codes of ethics that apply to our principal executive officer, principal financial officer, or persons performing similar functions and that relate to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.gosmartmove.com.

ITEM 10.	EXECUTIVE COMPENSATION
Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2007.

ITEM 13.	EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:
Exhibit Index

Exhibit No.	Description
†2.1	Agreement and Plan of Merger
*2.2	Certificate of Merger
†3.1(i)	Certificate of Incorporation, as amended and restated
†3.1(ii)	Bylaws
†4.1	Specimen Common Stock Certificate
†4.2	Specimen Unit Certificate
†4.3	Specimen Warrant Certificate
4.4	Form of 12% Secured Convertible Note due September 1, 2009 (2)
4.5	Form of Warrant to Purchase 2,500 Shares at an exercise price of $7.50 per share, expiring December 5, 2011 (2)
4.6	Securities Purchase Agreement dated as of January 15, 2008 among the Company and the Purchasers listed on Exhibit A thereto (7)
4.7	11% Secured Convertible Debenture due January 15, 2010 to Professional Offshore Opportunity Fund, Ltd. in the amount of $2,800,000.(7)
4.8	Professional Offshore Opportunity Fund, Ltd. Warrant to purchase 1,866,666 shares at an exercise price of (the lesser of $1.00 or the New Transaction Price), expiring on the last day of the month in which occurs the fifth anniversary of the effective date of a registration statement (7).
4.9	Registration Rights Agreement dated as of January 15, 2008 among the Company and the Purchasers Listed on Schedule 1 thereto (7)
4.10	Security Agreement dated as of January 15, 2008 among the Company and the Investors (7)
4.11	Investor Rights Agreement dates as of January 15, 2008 among the Company and the Investors (7)

Exhibit No.	Description
†10.1	Form of Secured Promissory Note dated October 6, 2004
†10.2	Security Agreement October 2004 debt financing
†10.3	Form of Warrant dated October 6, 2004 debt financing
†10.4	Form of Warrant dated September 30, 2005 equity financing
†10.5	Form of Secured Promissory Note dated September 26, 2005 debt financing
†10.6	Security Agreement September 2005 debt financing
†10.7	Form of Warrant dated September 26, 2005 debt financing
†10.8	Form of Unsecured Note dated January 2006
†10.9	Form of Warrant dated January 2006 debt financing
†10.10	Form of Secured Note dated July 2006
†10.11	Security Agreement dated July, 2006 debt financing
†10.12	Form of Warrant dated July, 2006 debt financing
†10.13	Loan and Security Agreement between A Smart Move, L.L.C. and Silicon Valley Bank dated April 26, 2005
†10.14	Loan Modification Agreement between A Smart Move, L.L.C. and Silicon Valley Bank dated June 21, 2005
†10.15	Second Amendment to the Loan and Security Agreement between A Smart Move, L.L.C. and Silicon Valley Bank dated August 29, 2005
†10.16	Third Amendment and Waiver to the Loan and Security Agreement between A Smart Move, L.L.C. and Silicon Valley Bank dated December 30, 2005
†10.17	Warrant to Purchase Common Stock dated April 15, 2005 in favor of Silicon Valley Bank
†10.18	Warrant to Purchase Common Stock dated December 21, 2005 in favor of Silicon Valley Bank
†10.19	Bailee Waiver to the Loan and Security Agreement between A Smart Move, L.L.C. and Silicon Valley Bank dated August 29, 2005
†10.20	A Smart Move, L.L.C. Amended and Restated Operating Agreement dated November 30, 2005
†10.21	A Smart Move, L.L.C. Service Agreement between A Smart Move, L.L.C. and Overnite Transportation Company dated May 9, 2005
†10.22	Master Purchase Agreement dated August 24, 2005
†10.23	Leasing Agreements between Park Western Leasing Inc. and A Smart Move, L.L.C. dated April 5, 2005
†10.24	Office Building Lease between BRCP Greenwood Corporate Plaza, L.L.C. and A Smart Move, L.L.C. dated October 22, 2004
†10.25	Employment Agreement with Chris Sapyta dated January 15, 2006
†10.26	Employment Agreement with Edward Johnson dated January 15, 2006
†10.27	Promissory Note between A Smart Move, L.L.C. and Chris Sapyta, dated June 15, 2005
†10.28	2006 Equity Incentive Plan
*10.29	Form of Option Grant Agreement
†10.30	First Amendment to the Employment Agreement for Chris Sapyta dated September 15, 2006
†10.31	First Amendment to the Employment Agreement for Edward Johnson dated September 15, 2006
†10.32	Default Waiver and Fifth Amendment to Loan and Security Agreement
†10.33	Form of Underwriter’s Warrant
†10.34	Form of Warrant Agreement
*10.35	Warehouse Sublease Agreement between ACC Acquisition, LLC and Smart Move, Inc, dated January 29, 2007
10.36	Default Waiver and Seventh Amendment to Loan and Security Agreement dated August 30, 2007, between Smart Move, Inc. and Silicon Valley Bank (3)
10.37	Form of Note and Warrant Purchase Agreement (4)
10.38	Form of 7% Unsecured Convertible Note ($540,000) due September 2, 2010.(4)
10.39	Form of Warrant to Purchase expiring December 5, 2011(4)
10.40	Form of 12% Secured Convertible Note ($25,000) due October 31, 2008 (5)

Exhibit No.	Description
10.41	Form of Warrant to Purchase 50,000 shares (subject to adjustment), 25,000 shares at $1.25 and 25,000 shares at $1.50 exercise prices, expiring October 31, 2012 (5)
10.42	Letter Agreement between Smart Move, Inc. and StarRelocation Network Alliance, Inc.(6)
10.43	Summary of Compensation of Named Executive Officers (1)
10.44	Amended and Restate Note and Warrant Purchase Agreement dated January 22, 2008 by and between Smart Move, Inc. and Thomas P. Grainger (8)
10.45	12% Unsecured Convertible Note to Thomas P. Grainger in the amount of $200,000, due January 22, 2009 (8)
10.46	Thomas P. Grainger Warrant to Purchase 285,000 shares at an exercise price of $1.00 per share, expiring January 22, 2012 (8)
10.47	Thomas P. Grainger Warrant to Purchase 285,000 shares at an exercise price of $1.25 per share, expiring January 22, 2012 (8)
10.48	Amended 7% Unsecured Convertible Note to Thomas P. Grainger in the amount of $540,000, due September 2, 2010.(8)
10.49	Amendment to Existing Thomas P. Grainger Warrant — 100,000 shares at an exercise price of $1.00, expiring September 2, 2010. (8)
10.50	Amendment to Existing Thomas P. Grainger Warrant — 100,000 shares at an exercise price of $1.25 expiring September 2, 2010,(8)
10.51	Amendment to Existing Thomas P. Grainger Warrant — 100,000 shares at an exercise price of $1.50, expiring September 2, 2010 (8)
†14.0	Code of Ethics
**23.1	Consent of Houlihan Smith & Company Inc.
**24.1	Power of Attorney (included on signature pages hereto).
**31.1	Certification of Chief Executive Officer of Smart Move, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Chief Financial Officer of Smart Move, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	Certification of Chief Executive Officer and Chief Financial Officer of Smart Move, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Previously filed with Smart Move’s Registration Statement of Form SB-2 (SEC File No. 333-137931) and incorporated by reference herein.

*	Previously filed with Smart Move, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007 (File No. 001-32951).

**	Filed herewith.
Items numbered (1) through (8) are incorporated by reference to Smart Move, Inc.’s Current Reports on Form 8-K as follows:
(1) Incorporated by reference to Smart Move, Inc.’s Current Report on Form 8-K (File No. 001-32951) filed with the Securities and Exchange Commission on April 30, 2007.
(2) Incorporated by reference to Smart Move, Inc.’s Current Report on Form 8-K (File No. 001-32951) filed with the Securities and Exchange Commission on August 28, 2007.
(3) Incorporated by reference to Smart Move, Inc.’s Current Report on Form 8-K (File No. 001-32951) filed with the Securities and Exchange Commission on September 5, 2007.
(4) Incorporated by reference to Smart Move, Inc.’s Current Report on Form 8-K (File No. 001-32951) filed with the Securities and Exchange Commission on October 1, 2007.
(5) Incorporated by reference to Smart Move, Inc.’s Current Report on Form 8-K (File No. 001-32951) filed with the Securities and Exchange Commission on November 15, 2007.
(6) Incorporated by reference to Smart Move, Inc.’s Current Report on Form 8-K (File No. 001-32951) filed with the Securities and Exchange Commission on January 2, 2008.
(7) Incorporated by reference to Smart Move, Inc.’s Current Report on Form 8-K (File No. 001-32951) filed with the Securities and Exchange Commission on January 18, 2008.
(8) Incorporated by reference to Smart Move, Inc.’s Current Report on Form 8-K (File No. 001-32951) filed with the Securities and Exchange Commission on January 28, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES
Incorporated by reference from the definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed no later than 120 days after December 31, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART MOVE, INC.
By:	/s/ Edward Johnson
	Name:	Edward Johnson
	Title:	Chief Financial Officer

Date: March 28, 2008
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

Signature	Date	Title

/s/ Chris Sapyta	March 28, 2008	Chief Executive Officer

Chris Sapyta		(principal executive officer)

/s/ Edward Johnson	March 28, 2008	Chief Financial Officer

Edward Johnson

/s/ Doug Kelsall	March 28, 2008	Director

Doug Kelsall

/s/ Jack Burkholder	March 28, 2008	Director

Jack Burkholder

/s/ John Jenkins	March 28, 2008	Director

John Jenkins

/s/ Kent Lund	March 28, 2008	Director

Kent Lund

Report of Independent Registered Public Accounting Firm
Board of Directors
Smart Move, Inc.
Denver, Colorado
We have audited the accompanying balance sheet of Smart Move, Inc (the “Company”) as of December 31, 2007 and the related statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Move, Inc. at December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the financial statements, in 2006, the Company changed its method of accounting for stock-based compensation in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Anton Collins Mitchell LLP
Denver, Colorado
March 28, 2008

F1

Smart Move, Inc.
Balance Sheet

December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$369,189
Account receivable trade, net of allowance of $45,000	80,112
Packing supplies	94,437
Contracts in process	517,485
Prepaid and other	146,259

Total current assets	1,207,482

Property and equipment, net	15,942,718
Other assets	113,546

16,056,264

Total assets	$17,263,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,550,281
Accrued interest	435,804
Deferred revenue	456,247
Current portion of long-term debt and notes payable, (face amount of $1,460,380) net of discounts of $1,051,310	409,070
Current portion of obligations under capital leases	91,648

Total current liabilities	3,943,050

Long-term liabilities:
Long-term debt and notes payable, less current portion, (face amount of $9,905,148) net of discounts of $3,552,103	6,353,045
Obligations under capital leases, less current portion	145,653
Total long-term liabilities	6,498,698

Total liabilities	10,441,748

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued	—
Common stock, $0.0001 par value, 100,000,000 shares authorized 10,979,699 issued and outstanding	1,097
Additional paid-in-capital	20,807,395
Accumulated deficit	(13,986,494)

Total shareholders’ equity	6,821,998

Total liabilities and shareholders’ equity	$17,263,746

The accompanying notes are an integral part of these financial statements.

F2

Smart Move, Inc.
Statements of Operations

	Year ended	Year ended
	December 31,	December 31,
	2007	2006
Sales	$5,810,898	$4,184,554

Cost of moving and storage (exclusive of depreciation, amortization and impairment shown separately below)	6,337,360	4,827,273
Depreciation and amortization	2,878,391	1,104,590
Impairment of fixed assets	1,539,563	—

Total cost of moving and storage	10,755,314	5,931,863

Gross loss	(4,944,416)	(1,747,309)

Selling, general and administrative expenses (exclusive of depreciation, amortization and impairment shown separately below and including non-cash compensation of $284,180 and $2,690,836 for the year ended December 31, 2007 and 2006, respectively)	6,240,640	6,099,422
Depreciation and amortization	162,553	99,395
Impairment of note receivable	—	47,000
Impairment of capitalized software	30,795
Write off of deferred offering costs	—	602,262

Total selling, general and administrative expenses	6,433,988	6,848,079

Operating loss	(11,378,404)	(8,595,388)

Other income (expense):
Interest income	288,437	107,043
Interest expense	(2,754,027)	(1,614,331)
Loss on extinguishment of debt	(1,328,565)	—

Total other expense	(3,794,155)	(1,507,288)

Loss before income tax benefit	(15,172,559)	(10,102,676)
Income tax (benefit)	(2,367,000)	(233,000)

Net loss	$(12,805,559)	$(9,869,676)

Net loss per share:
Basic and diluted	$(1.21)	$(1.77)

Shares used to compute net loss per share:
Basic and diluted	10,623,167	5,584,420

The accompanying notes are an integral part of these financial statements.

F3

Smart Move, Inc.
Statement of Changes in Shareholders’ Equity

					Additional		Total	Total
	Members Equity		Common Stock		Paid-in	Accumulated	Shareholders’	Members’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Equity
Members’ Equity January 1, 2006	4,342,840	$6,072,916	—	$—	$—	$(4,088,199)	$—	$1,984,717
Issuance of member shares to officers for services rendered	500,000	2,500,000	—	—	—	—	—	2,500,000
Exercise of options for cash	40,000	25,000	—	—	—	—	—	25,000
Cashless exercise of options	537,780	—	—	—	—	—	—	—
Conversion of 2004 Notes to member shares, net of discounts of $199,931 and fees of $33,030	880,800	1,969,039	—	—	—	—	—	1,969,039
Issuance of shares and warrants in connection with conversion of 2004 debt at a premium	7,334	161,140	—	—	—	—	—	161,140
Issuance of member shares in connection with private placement, net of offering costs of $120,000	473,204	1,980,008	—	—	—	—	—	1,980,008
Conversion of accrued interest to member shares, net of fees $23,736	65,934	272,964	—	—	—	—	—	272,964
Proceeds allocated to warrants and beneficial conversion features	—	5,278,436	—	—	—	—	—	5,278,436
Value of placement agent warrants repurchased for cash	—	(293,360)	—	—	—	—	—	(293,360)
Net loss for the period January 1, 2006 through December 6, 2006	—	—	—	—	—	(8,768,741)	—	(8,768,741)
Effect of the merger of A Smart Move L.L.C. into Smart Move, Inc.	(6,847,892)	(17,966,143)	6,847,892	685	5,108,518	12,856,940	5,109,203	(5,109,203)
Deferred tax on warrant discounts at date of merger	—	—	—	—	(1,486,000)	—	(1,486,000)	—
Deferred tax on beneficial conversion features at date of merger	—	—	—	—	(1,034,000)	—	(1,034,000)	—
Common stock issued on December 7, 2006 pursuant to initial public offering, net of offering costs of $2,302,315	—	—	3,312,000	331	14,257,354	—	14,257,685	—
Stock based compensation	—	—	—	—	190,836	—	190,836	—
Issuance of underwriters warrants in connection with IPO for cash	—	—	—	—	100	—	100	—
Conversion of 2004 Notes to common stock	—	—	11,200	1	27,999	—	28,000	—
Net loss for the period December 7, 2006 through December 31, 2006	—	—	—	—	—	(1,100,935)	(1,100,935)	—

Shareholders’ Equity December 31, 2006	—	—	10,171,092	1,017	17,064,807	(1,100,935)	15,964,889	—
Adoption of FIN 48 increase in deferred tax liability	—	—	—	—	—	(80,000)	(80,000)	—
Directors common stock grant	—	—	8,676	—	40,000	—	40,000	—
Stock based compensation	—	—	—	—	200,147	—	200,147	—
Conversion of $1,932,500 face amount of notes to common stock	—	—	515,332	52	1,373,815	—	1,373,867	—
Recovery of deferred offering costs	—	—	—	—	32,108	—	32,108	—
Conversion of accrued interest to common stock	—	—	284,559	28	656,893	—	656,921	—
Officers waived compensation	—	—	—	—	44,033	—	44,033	—
Warrants and conversion price changes on extinguishment of debt	—	—	—	—	776,909	—	776,909	—
Proceeds allocated to warrants and beneficial conversion features	—	—	—	—	618,683	—	618,683	—
Net loss for the year ended December 31, 2007	—	—	—	—	—	(12,805,559)	(12,805,559)	—

Shareholders’ Equity December 31, 2007	—	$—	10,979,659	$1,097	$20,807,395	$(13,986,494)	$6,821,998	$—

The accompanying notes are an integral part of these financial statements.

F4

Smart Move, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(12,805,559)	$(9,869,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,040,944	1,203,985
Impairment of fixed assets	1,539,563	—
Impairment of capitalized/purchased software	30,795	—
Non-cash compensation	284,180	2,690,836
Write off of deferred offering costs	—	602,262
Amortization of debt discount	1,371,057	351,754
Loss on debt extinguishment	1,328,565	—
Amortization of warrants for services	—	11,786
Bad debt expense	168,014	31,858
Additional shares issued upon conversion of debt to equity	185,482	36,670
Additional warrants issued upon conversion of debt to equity	64,955	124,470
Loss on asset disposal	—	7,446
Impairment of notes receivable	—	47,000
Deferred income tax benefit	(2,367,000)	(233,000)
Change in operating assets and liabilities:
Accounts receivable	(126,846)	(114,720)
Prepaid and other	(31,434)	(102,083)
Packing supplies	(94,437)	—
Contracts in process	(149,597)	(149,168)
Accounts payable	934,247	121,996
Accrued interest	704,847	442,433
Deferred revenue	342,783	15,273

Net cash used in operating activities	(5,579,441)	(4,780,878)

Cash flows from investing activities:
Additions of property and equipment (excluding items under capital lease)	(9,788,357)	(5,789,427)
Capitalized internally developed software	(252,816)	—
Notes receivable	—	(47,000)
Deposits on office lease	(39,200)	(44,000)

Net cash used in investing activities	(10,080,373)	(5,880,427)

Cash flows from financing activities:
Proceeds from sale of member shares	—	2,100,008
Offering costs on sale of and conversion to member shares	—	(176,766)
Proceeds from IPO	—	16,560,000
Offering costs on IPO	—	(2,302,315)
Proceeds from exercise of options	—	25,000
Proceeds from notes payable	2,829,000	6,832,500
Notes payable issuance costs	(233,395)	(532,113)
Proceeds from bank debt	—	500,000
Bank debt issuance costs	—	(4,500)
Payments on bank debt	(704,930)	(649,637)
Payments on obligations under capital leases	(97,495)	(79,139)
Issuance of underwriter warrants in connection with IPO for cash	—	100
Checks drawn in excess of available bank balances	—	(199,802)
Deferred offering costs	—	(520,279)

Net cash provided by financing activities	1,793,180	21,553,057

Net increase (decrease) in cash and cash equivalents	(13,866,634)	10,891,752
Cash and cash equivalents at beginning of year	14,235,823	3,344,071

Cash and cash equivalents at end of year	$369,189	$14,235,823

The accompanying notes are an integral part of these financial statements.

F5

1.	Nature of Business, Organization and Going Concern
Business Description
A Smart Move, L.L.C. dba Smart Move was formed and registered as a Colorado limited liability company on August 11, 2004. In June 2005 Smart Move, L.L.C. commenced revenue producing activities and emerged from the development stage. As a result and in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” the financial statements for prior periods do not reflect cumulative amounts in the statements of operations and cash flows.
On December 6, 2006, immediately prior to A Smart Move’s initial public offering, A Smart Move, L.L.C. merged into Smart Move, Inc. (“Smart Move” or the “Company”) a Delaware Corporation. The purpose of the merger was to reorganize as a Delaware corporation. As a result of the merger all issued and outstanding shares of membership interest in A Smart Move L.L.C. automatically converted into two shares of Smart Move, Inc. and all issued and outstanding options, warrants and notes exercisable to purchase or convertible into shares of membership interest of A Smart Move L.L.C. will convert when exercised into two shares of Smart Move, Inc. As of the date of the merger the accumulated deficit of A Smart Move, L.L.C. was treated as a constructive distribution and reflected as a reduction in additional paid-in capital. All references to share amounts have been retroactively adjusted to reflect the merger as if the merger had taken place as of the beginning of the earliest period presented.
Smart Move provides intrastate, interstate and international moving services. Smart Move’s services involve arranging for packing and unpacking, shipping, insurance and storage of customers’ household goods by utilizing specialized containers owned by Smart Move called a SmartVault™.
Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate the Company as a going concern. However, the Company has sustained substantial operating losses since inception and has used substantial amounts of working capital in its operations. These conditions raise substantial doubt in the Company’s ability to continue as a going concern. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements and succeed in its future operations. Management’s plans include increasing revenue opportunities through partnerships with van lines and other partners. The Company has implemented an affiliate program designed to work with local movers to use its services to provide inter-state moves. In addition, the Company is targeting corporate relocation companies to use its services for their corporate customers. The Company is exploring means of reducing its operating costs, which may include reductions of workforce, changes in its storage options and changes in transportation partners. The Company expects to increase its revenues during fiscal 2008. However, there can be no assurance that the anticipated revenues and corresponding cash flows will materialize. The Company will need to raise capital to meet its current operating cash flow deficit and debt service requirements. If the Company is not able to increase its revenues and cash flows it will need to raise additional funds through either commercial loans, equipment leasing transactions or additional public or private offerings of its securities. The Company is currently investigating additional funding opportunities and talking to various potential lenders and investors who could provide financing. The Company is exploring various options to raise additional capital to meet its requirements and is currently in discussions with existing lenders regarding restructuring of current debt obligations, as well as discussions with other non-traditional lenders and investment banks about possible financing options. As of the date of this filing the Company has no formal agreements or commitments for additional funding. Management believes that actions being taken will provide the Company with the opportunity to continue as a going concern; however there can be no assurance that such activities will be successful.
These financial statements do not reflect adjustments that would be necessary if the Company was unable to continue as a going concern. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.
If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

F6

2.	Summary of Significant Accounting Policies
Revenue Recognition
Revenue on a self move (when a customer does the packing and unpacking) includes the use and shipment of the SmartVault™. Revenue on a self move and the direct and incremental costs of the move are recognized when the container is delivered to its final destination, the price is fixed, and Smart Move has no further service obligations.
Revenue on a full service move includes the use of the SmartVault™ and the packing, shipping and unpacking of the container. Revenue on a full service move and the direct and incremental costs of the move are recognized after the container is unpacked at its final destination, the price is fixed, and Smart Move has no further service obligations.
When a container is delivered to a storage facility, revenue related to the move to the storage facility is recognized upon delivery to the storage facility and revenue related to the move from the storage facility to the final destination is recognized when the container is delivered to its final destination or unpacked for a full service move.
Smart Move recognizes advanced billings and the related deferred revenue of contracts in process on a net basis. Cash payments received totaling $456,247 on advanced billings are included in the financial statements as deferred revenue at December 31, 2007. The Company has advanced billings of approximately $351,059 which have not been recognized in accounts receivable or deferred revenue at December 31, 2007.
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
Cash and Cash Equivalents
Cash equivalents include demand deposits and money market funds for purposes of the statements of cash flows. Smart Move considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.
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

F7

Income Taxes
Effective with the merger on December 6, 2006, the Company became a C-corporation for income tax purposes. Prior to the Reorganization Transactions, the Company was a limited liability company that elected to be treated as a partnership for income tax purposes.
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
Advertising Expenses
Advertising costs are charged to expense as incurred. For the years ended December 31, 2007 and 2006, advertising expenses totaled approximately $442,436, and $165,834, respectively.
Fair Value of Financial Instruments
Smart Move’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term liabilities. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short maturities. The fair value of Smart Move’s bank note payable approximates its carrying value as the current interest rate on the note approximates the interest rate currently available to Smart Move on similar borrowings. The fair value of Smart Move’s long-term debt approximates their carrying value as these financial instruments are reflected net of discounts which management of Smart Move believes to be reflective of discounts that a willing party would require in order to invest in a similar type of debt instrument.
Concentrations of Credit, Service Provider and Supplier Risk
Financial instruments that potentially subject Smart Move to concentrations of credit risk primarily consist of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents consist primarily of money market accounts which, although in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits, are maintained with high credit quality financial institutions. Generally customers are required to pay for their move upon delivery. Credit risk with respect to trade accounts receivable is mitigated by the large number of geographically diverse customers and Smart Move’s credit evaluation procedures. Although generally no collateral is required, when feasible, mechanics’ liens are filed and personal guarantees are signed to protect Smart Move’s interests. As of December 31, 2007, Smart Move has provided an allowance for possible credit losses of $45,000. Actual write offs may exceed or be lower than the actual allowance.
At December 31, 2007 no customer accounted for more than 10% of the Company’s accounts receivable. For the years ended December 31, 2007 and 2006, no single customer accounted for more than 10% of total revenue.
Smart Move purchases substantially all of its transportation shipping services from the same transportation provider with whom it has a distribution agreement. The terms of the distribution agreement include storage and local delivery of the SmartVaults™. Smart Move believes that while there are alternative sources for the transportation services it purchases, termination of the agreement could have a material adverse effect on Smart Move’s business, financial condition or results of operation if Smart Move were to be unable to obtain an adequate or timely replacement for the services rendered by this transportation provider.
Smart Move purchases its SmartVaults™ from a single manufacturer. Smart Move believes that while there are alternative sources for the manufacture of the SmartVaults™, termination of the agreement could have a material adverse effect on Smart Move’s business, financial condition or results of operation if Smart Move were to be unable to obtain an adequate or timely replacement manufacturer.

F8

Impairment of Long-Lived Assets
The financial statements adhere to the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, which requires that long-lived assets, including identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Smart Move evaluates the recoverability of its long-lived assets based on estimated undiscounted future cash flows and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset is written down to its estimated fair value. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value. The assumptions used by management in its projections of undiscounted cash flows involves significant judgment of material estimates of future revenue and customer acceptance. If the assumptions utilized in the projections do not materialize the SmartVault™, GPS equipment, vault mold, rolling stock and trailers and container components carrying values could become impaired resulting in a substantial impairment expense in the future.
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
During the second quarter of 2007 the Company was notified by its GPS analog providers that the FCC had ruled that service providers of analog signals will be allowed to discontinue service when the so-called “analog sunset” takes effect in February 2008. As of March 1, 2007 the Company had 2,660 of analog GPS units in service. Beginning March 1, 2007 these units will be depreciated over their remaining 11 month useful life. This accelerated rate of depreciation resulted in an increase of $460,550 in depreciation for the year ended December 31, 2007. During the quarter ended June 30, 2007, the Company impaired the $75,094 full net book value of 333 analog GPS units that are no longer in use and have no known salvage value.
During the quarters ended June 30, September 30, and December 31, 2007 the Company retired and recycled a portion of its inventory of the older prototype SmartVault™-Version I units that were damaged and recorded an asset impairment of $281,947, $48,970 and $258,552, respectively as these components were recycled. The remaining prototype “SmartVault™-Version I are used exclusively in local storage environment. A portion of Version I vaults have shown forklift damage to the plastic base and corner joints. The new version vaults have a solid aluminum base proven to handle significant stress and the new construction vaults also feature a one piece rounded molded corner and the over all design provides significant strength to the container compared to the Version I prototype. During the fourth quarter of 2007, the Company performed a strategic review of the Version I local storage opportunity due to its limited financial capital; and assessed the recoverability of these Version I vaults and determined an impairment of $875,000. This impairment reflects the amount by which the carrying value of Version I vaults exceed their estimated fair values determined by their estimated future discounted cash flows. The impairment loss is recorded as a component of “Cost of moving and storage” for December 31, 2007. In addition management assessed the recoverability of its other long-lived assets based on estimated undiscounted future cash flows and determined that such undiscounted cash flows are sufficient to recover the carrying amount of the other long-lived asset.
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

F9

A total of 182,000 options were granted to new employees and no options were exercised during the year ended December 31, 2007. In accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), compensation costs related to share-based payments that vested during the year ended December 31, 2007 and 2006 and recognized in the Statements of Operations was $200,147 and $190,836, respectively. The Company has recognized $40,000 of expense for the year ended December 31, 2007, relating to the vested portion of restricted stock grants made to non-employee directors in January, 2007. During the year ended December 31, 2006, the Company issued 500,000 shares of membership interest valued at $2,500,000 to certain officers.
Options exercisable into 342,000 shares of common stock have vesting subject to performance conditions. As of December 31, 2007 management determined the performance conditions are not probable of being achieved and accordingly no compensation expense has been recognized for these options. Of these options 114,000 were subject to vesting at September 30, 2007, and have been forfeited as the performance conditions were not satisfied at the vesting date.
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
Loss per share is computed based on the weighted average number of member shares outstanding each period. Convertible notes, stock options and warrants are not considered in the calculation, as the impact of the potential dilution (15,963,189 shares at December 31, 2007, and 10,550,311 shares at December 31, 2006) would be to decrease basic loss per share. Therefore, diluted loss per share is equivalent to basic loss per share for all periods shown.
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
Recently Issued Accounting Pronouncements
In September 2006, the SEC issued “Staff Accounting Bulletin” No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on the Company’s current year financial statements. The staff prescribes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach”, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, the Company is required to adjust its financial statements, including correcting prior year financial statements, even though such correction was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require the Company to amend previously filed reports, rather such corrections may be made the next time the Company files its prior year statements. The application of SAB 108 had no impact on the Company’s financial statements.
In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company utilized the guidance in SAB 110 in estimating the expected terms of options granted to employees.

F10

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in those instances where other accounting pronouncements require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective on January 1, 2008. The Company is currently evaluating the impact of this pronouncement on the financial statements.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or FAS 159. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within the year of adoption. The Company believes that the implementation of FAS 159 will have no material impact on its financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). FAS 160 was issued to improve the relevance, comparability and transparency of the financial information provided by requiring: ownership interests be presented in the consolidated statement of financial position separate from parent equity; the amount of net income attributable to the parent and the noncontrolling interest be identified and presented on the face of the consolidated statement of income; changes in the parent’s ownership interest be accounted for consistently; when deconsolidating, that any retained equity interest be measured at fair value; and that sufficient disclosures identify and distinguish between the interests of the parent and noncontrolling owners. The guidance in FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes the adoption of FAS 160 will have no material impact on its financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.
3.	Prepaid and Other Assets
Prepaid and other assets consisted of the following:

December 31,
2007
Prepaid insurance	$130,435
Accounts receivable other	15,824

$146,259

F11

4.	Property and Equipment
Property and equipment consisted of the following:

December 31,
2007
SmartVaults™	$10,455,033
GPS equipment	2,587,199
Vault mold	1,773,751
Rolling stock and trailers	3,773,853
Container components	1,085,465
Office equipment	461,808
Leasehold improvements	11,475

20,148,584
Less accumulated depreciation	(4,205,866)

Property and equipment, net	$15,942,718

Depreciation expense was $3,040,944 and $1,203,985 for the years ended December 31, 2007 and 2006, respectively. Included in property and equipment are assets under capital lease arrangements with a cost of $712,468 and accumulated depreciation of $368,109 at December 31, 2007. No purchases under capital leases were made during the year ended December 31, 2007.
During the year ended December 31, 2007, the Company began assembling a majority of its SmartVault™ containers at its Denver warehouse. The Company receives the components required to be assembled or affixed, consisting of the plastic walls, top, aluminum base, signage and GPS units and then assembles or attaches the components to create a completed container. The completed SmartVault™ container is then shipped to a terminal for use. At December 31, 2007, the container components consisted of $478,506 of sides, bases and tops, $383,600 of GPS units, $142,613 of signage and $80,746 of various additional, miscellaneous components.
The Company accounts for internal-use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use,” or SOP 98-1. SOP 98-1 specifies that software costs, including internal payroll costs incurred in connection with the development or acquisition of software for internal use, is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and will be depreciated using the straight-line method over an estimated useful life of three years, commencing on the date when the software is ready for use. During the year ended December 31, 2007 the Company capitalized software development costs of $252,816 in accordance with SOP 98-1. In the fourth quarter of 2007 the Company expensed $30,795 of purchased software which was not compatible with its internally developed software.
5.	Other Assets
Other assets consisted of the following:

December 31,
2007
Debt issuance costs	$15,346
Restricted cash	15,000
Deposits	83,200

$113,546

6.	Notes Receivable
In January 2006 and during the period from October to December 2005 Smart Move invested $47,000 and $151,930 respectively in convertible notes maturing on July 31, 2007 with a stated interest rate of 3% and are convertible into 70% of the equity of a service company, which provided moving and handling services to Smart Move. In 2006 Smart Move determined that the notes value had been impaired as the service company was not able to execute its business plan and the future collection of the notes receivable is doubtful. Accordingly, for the year ended December 31, 2006 Smart Move has recorded an impairment for 100% of the notes receivable balance and is not recognizing interest income due under the terms of the notes receivable.

F12

7.	Long-Term Debt
In October 2004, Smart Move sold in a private placement 223 Notes Units (the 2004 Notes) for $2,230,000. The convertible secured subordinated notes bear interest at 12% and are due November 1, 2011. In connection with the offering, the 2004 note holders were granted warrants (collectively the 2004 PPM warrants) to purchase 243,272 Smart Move shares at an exercise price of $0.625 per share with a five year term. The estimated fair market value of the as converted shares on the commitment date was less than the $2.50 conversion price and therefore there was no beneficial conversion feature to record. In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the values assigned to the 2004 Notes and the 2004 PPM Warrants were allocated based on their relative fair values. The fair value of the 2004 PPM Warrants was determined using the Black-Scholes option-pricing model. Total funds received of $2,230,000 (before cash offering costs of $111,500) were allocated $115,727 to the 2004 PPM Warrants and $2,114,273 to the 2004 Notes based on their relative fair values. In connection with the offering, placement agent warrants to purchase 180,000 Smart Move, shares at an exercise price of $0.625 per share with a five year term were granted. The fair value of the placement agent warrants of $56,700 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional shareholders’ equity and reduced the carrying value of the 2004 Notes as a debt discount. The discounts on the 2004 Notes, including the 2004 PPM Warrants and the offering costs are being amortized to interest expense, using the effective interest method, over the term of the 2004 Notes.
In September 2006 $2,202,000 of the 2004 Notes converted into 880,800 shares of the Company and in December 2006 $28,000 of the 2004 notes converted into 11,200 shares of the Company.
Total interest expense recognized relating to these discounts and offering costs was $24,227 and $28,787 during the years ended December 31, 2006.
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
In November of 2007 the Company presented to the holders of the 2005 Secured Convertible Notes the option to defer the scheduled principal amortization, due to mature on September 30, 2012, and amend the interest payment terms of the 2005 Notes. The 2005 Notes had been scheduled to begin amortization on a sixty (60) months schedule beginning October 2007. The 2005 Note holders were presented with two deferral options or they could preserve the original 2005 Note terms.
Holders of $1,975,000 of the total $3,000,000 original principal amount outstanding on the 2005 Notes elected the terms of Option I and in November 2007 finalized agreements to defer both principal and interest on the 2005 Notes. The terms of Option I consisted of: (i) the amortization of principal would be deferred until final maturity of the 2005 Notes on September 30, 2012 and (ii) that in lieu of the holders’ right under the original note terms to receive their proportionate share of the aggregate amount of interest that would accrue through October 1, 2008, the holders would instead receive the corresponding amount (“Deferred Interest Amount”) in a lump sum on October 1, 2010. The Company and the holders of the 2005 Notes also agreed that the Deferred Interest Amount would be separately convertible at the election of the holders of the 2005 Notes at any time prior to October 1, 2010 at a conversion price of $1.00. The conversion price applicable to the outstanding original principal amount of the 2005 Notes would be revised from $5.00 to $3.00 per share. The Company will make semi-annual interest payments in arrears on the outstanding original principal amount of the 2005 Notes at the rate of 12% per annum, calculated from October 1, 2008, commencing April 1, 2009. As consideration for the deferrals, the holders will be granted additional warrants to purchase common stock of the Company aggregating shares equal to the value of the deferred interest amount. These warrants are exercisable at $1.50 for a period of five years.

F13

Note holders electing Option I were issued convertible notes of $355,500 representing the Deferred Interest Amount (the Deferred Interest Notes). The Deferred Interest Note consists of $118,500 of accrued interest as of September 30, 2007 and $237,500 of future deferred interest. The future deferred interest is being amortized to interest expense over the original terms of the 2005 Notes. The Deferred Interest Note is shown net of the unamortized portion of the future deferred interest amount. The Deferred Interest Notes bear interest at 12% per annum and are due October 1, 2010. Payments of accrued interest on the Deferred Interest Notes shall be made in arrears semi-annually beginning October 1, 2008 and ending October 1, 2010. The Deferred Interest Notes totaling $355,500 shall be convertible at the Holders options into equity at any time prior to October 1, 2010 at a conversion price of $1.00. In connection with deferring the interest in the form of the Deferred Interest Note, holders, were granted warrants to purchase 355,500 shares of common stock at an exercise price of $1.50 per common stock purchase warrant for a period of five years. The balance of the Deferred Interest Note is $177,500 (net of unamortized discounts of $177,500) at December 31, 2007.
Holders of $725,000 of the total $3,000,000 original principal amount outstanding on the 2005 Notes selected the terms of Option II. The modified terms of Option II consisted of: (i) the amortization of principal would be deferred until final maturity of the 2005 Notes on September 30, 2012, but not defer the right to receive interim payments of accrued interest. Interest shall be payable prior to maturity in semi-annual installments due on October 1 and April 1 of each year, commencing effective October 1, 2007 and (ii) The conversion price applicable to the principal amount of the 2005 Notes would be reduced from $5.00 to $3.00 and the exercise price under existing warrants held by 2005 Note Holders electing Option II would be reduced from $2.50 to $1.50. As of December 31, 2007, the Option II notes holders were subject to default interest of 18% as a result of the Company being late on payment of interest due, which was paid in January of 2008.
The holders of an aggregate $300,000 principal amount of the 2005 Notes did not finalize amortization deferral agreements with the Company and will continue to be entitled to receive interim principal amortization and interest payments in accordance with the original terms of the 2005 Notes, but will not be entitled to receive the additional common stock purchase warrants. As of December 31, 2007, the original notes holders were subject to default interest of 18% as a result of the Company being late on payment of interest due, which was paid in January of 2008.
In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”, the Company determined that the revised terms of the convertible debentures constituted a substantial change compared to the original terms. Consequently, a new effective interest rate was determined based on the carrying amount of the original debt instrument, adjusted for an increase in the fair value of an embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) resulting from the modification, and the revised cash flows. The Company evaluated the change in the discounted cash flows between the original terms of the 2005 Notes and revised terms of Options I and Option II. The Company compared the change in cash flows both on a consolidated and standalone basis for the two options and concluded the revised terms were a substantial change of the original 2005 note in both instances. Under EITF 96-19 a substantial change requires the extinguishment of the original notes associated with Option I and Option II. The debt extinguishment resulted in a non cash loss totaling $1,328,565. The loss on debt extinguishment consisted of $551,656 of unamortized debt discounts on the original notes and $776,909 from the increase in the fair value of the embedded conversion options and warrants associated with Option I and Option II 2005 Notes and the fair value of the warrants issued in connection with the Deferred Interest Note. The fair value of the embedded conversion options and warrants were determined using the Black-Scholes option-pricing model.
In connection with the offering, placement agent warrants to purchase 18,000 Smart Move shares at an exercise price of $1.50 per share with a five year term were granted. The relative fair value of the placement agent warrants was $12,528 at the time of issuance, which was determined using the Black-Scholes option-pricing model. The fair value of the placement agent warrants was allocated to the New Notes and amortized to interest expense using the effective interest method over the life of the loan.
Total interest expense recognized relating to these discounts and offering costs was $112,125 and $22,410 during the year ended December 31, 2006. Total interest expense recognized relating to these discounts and offering costs was $104,708 and $20,928 during the year ended December 31, 2007. At December 31, 2007 the unamortized discount and unamortized offering costs on the 2005 Notes is $70,347.

F14

In April 2005 Smart Move borrowed $1,490,578 from a financial institution (“2005 Bank Note”) with interest payable at prime plus 2.5% until final draw on April 26, 2005 and fixed at 8.23% on $1,377,149 and 8.39% on $113,429. The loan is secured by all business assets excluding the SmartVaults™, and is payable in monthly installments of $41,400 plus interest, and matures in September 2008. In connection with the original issuance of the loan agreement, the bank was issued warrants to purchase 100,000 Smart Move shares at an exercise price of $0.875 per share with a seven year term. The fair value of the warrants was $60,445 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional equity and reduced the carrying value of the note payable as a debt discount. This discount is being amortized to interest expense, using the effective interest method, over the term of the loan.
Total interest expense recognized relating to this discount was $14,520 during the year ended December 31, 2007 and $28,975 for the year ended December 31, 2006. At December 31, 2007 the unamortized discount is $1,323.
In January 2006 Smart Move borrowed $500,000 from a financial institution (“2006 Bank Note”) with interest payable at 8.84%. The loan is secured by all business assets excluding the SmartVaults™, and is payable in monthly installments of $13,889 plus interest, and matures in January 2009. The 2006 Bank Note has the same covenant requirements as the 2005 Bank Note described above. In connection with the original issuance of the loan agreement, the bank was issued warrants to purchase 13,000 Smart Move shares at an exercise price of $3.75 per share with a seven year term. The fair value of the warrants was $35,764 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional equity and reduced the carrying value of the note payable as issuance costs. This discount is being amortized to interest expense, using the effective interest method, over the term of the loan.
Total interest expense recognized relating to this discount was $19,901 during the year ended December 31, 2006 and $11,234 for the year ended December 31, 2007. At December 31, 2007, the unamortized discount is $4,630.
In January 2006 Smart Move sold in a private placement 258 Note Units (the “2006 January Notes”) for $1,932,500. The 2006 January Notes bear interest at 10% and are due December 31, 2010. In connection with the offering, the 2006 January Note holders were granted warrants (collectively the “January 2006 PPM Warrants”) to purchase 128,834 of the Company’s shares at an exercise price of $5.00. The Company has a redemption right to redeem the January 2006 PPM Warrants at $0.01 if the current trading price is greater than 150% of the January 2006 PPM Warrants exercise price for 20 of the 30 days immediately preceding the notice of redemption. The 2006 January Notes are convertible into Smart Move shares at a conversion price of $3.75. Because the conversion right is clearly and closely related to the debt host it is not bifurcated in accordance with EITF No. 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.” In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the values assigned to the non-cash beneficial conversion feature, the 2006 January Notes and the January 2006 PPM Warrants were allocated based on their relative fair values. The beneficial conversion feature of the Notes amounted to $943,041 and as such, the amount was recorded as a debt discount and a corresponding increase to paid-in capital. The fair value of the January 2006 PPM Warrants was determined using the Black-Scholes option-pricing model. Total funds received of $1,932,500 (before cash offering costs of $155,111) were allocated $297,130 to the January 2006 PPM Warrants and $1,635,370 to the 2006 January Notes based on their relative fair values. In connection with the offering, the placement agent was issued warrants to purchase 41,226 Smart Move shares at an exercise price of $3.75 per share and warrants to purchase 10,306 Smart Move shares at an exercise of $5.00 per share both with a five year term were issued. The relative fair value of the placement agent warrants of $148,830 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional equity and reduced the carrying value of the 2006 January Notes as a debt discount. The discount on the 2006 January Notes including, the January 2006 PPM warrants, the beneficial conversion feature and the offering costs are being amortized to interest expense, using the effective interest method, over the term of the 2006 January Notes. During the year ended December 31, 2007, Holders of the Company’s January 2006 Convertible Notes converted $1,932,500 of the principal amount ($1,373,867, net of offering costs) into 515,332 shares of the Company’s common stock at a conversion price of $3.75 per share. At the date of conversion the unamortized beneficial conversion discount of $870,523 was recorded as interest expense.
Total interest expense recognized relating to these discounts and offering costs was $73,910 for the year ended December 31, 2006 and $909,824 for the year ended December 31, 2007.

F15

On July 26, 2006, Smart Move sold in a private placement 20 Note Units (the “2006 July Notes”) for $5,000,000 issued at a discount of 2%. The 2006 July Notes bear interest at 10% and are due June 30, 2011. In connection with the offering, the 2006 July Note holders were granted warrants (collectively the “July 2006 PPM Warrants”) to purchase 400,000 Smart Move shares at an exercise price of $7.00 per share. The 2006 July Notes are convertible into Smart Move shares at a conversion price of $3.75. The 2006 July Notes are convertible into Smart Move shares at a conversion price of $3.75. Because the conversion right is clearly and closely related to the debt host it is not bifurcated in accordance with EITF No. 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.” In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the values assigned to the non-cash beneficial conversion feature, the 2006 July Notes and the July 2006 PPM Warrants were allocated based on their relative fair values. The beneficial conversion feature of the Notes amounted to $2,613,489 and as such, the amount was recorded as a debt discount and a corresponding increase to paid-in capital. The fair value of the July 2006 PPM Warrants was determined using the Black-Scholes option-pricing model. The face value of $5,000,000 (before cash offering costs of $477,000) was allocated $946,822 to the July 2006 PPM Warrants and $4,053,178 to the 2006 July Notes based on their relative fair values. In connection with the offering, the placement agent was issued warrants to purchase 80,000 Smart Move shares at an exercise price of $3.75 per share and warrants to purchase 24,000 Smart Move shares at an exercise of $5.00 per share both with a five year term were issued. The relative fair value of the placement agent warrants of $293,360 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional equity and reduced the carrying value of the 2006 July Notes as debt discount costs. Effective July 26, 2006 the holders of the “2006 July Notes” agreed to the compensation change to the placement agent fees from 6.5% cash and 6% warrants for fees to 7.54% cash fees and no warrants. The placement agent warrants (104,000 warrants) (with a net unamortized value of $293,360) originally issued were repurchased and cancelled for $52,000 in October 2006. The discount on the 2006 July Notes including, the July 2006 PPM warrants, the beneficial conversion feature and the offering costs are being amortized to interest expense using the effective interest method, over the term of the 2006 July Notes.
Total interest expense recognized relating to these discounts and offering costs was $48,512 and $6,499 during the year ended December 31, 2006, and $183,851 and $24,632 during the year ended December 31, 2007. At December 31, 2007 the unamortized discount and unamortized offering costs on the 2006 July Notes are $3,327,949 and $445,869, respectively. Interest on the July 2006 Note is payable annually on June 30th beginning June 30, 2007. The principal is due and payable June 30, 2011.

F16

In August 2007 Smart Move sold in a private placement note units (the “2007 August Notes”) for $1,217,500 issued at a discount of 1%. The 2007 August Notes are secured by a first lien on all of the Company’s container assets, bear interest at 12% and are due September 1, 2009. In connection with the offering, the 2007 August Note holders were granted warrants to purchase 121,750 shares of the Company’s common stock (collectively the “August 2007 PPM Warrants”) and exercisable at a price of $7.50 per share for a period of 4.4 years. The 2007 August Notes are convertible into Smart Move shares at a conversion price of $2.00. The fair market value of the as converted shares on the commitment date was less than the $2.00 conversion price and therefore there was no beneficial conversion feature to record. In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the values assigned to both the 2007 August Notes and the August 2007 PPM Warrants were allocated based on their relative fair values. The fair value of the August 2007 PPM Warrants was determined using the Black-Scholes option-pricing model. The face value of $1,217,500 (before cash offering costs of $109,575) was allocated $3,238 to the August 2007 PPM Warrants and $1,214,262 to the 2007 August Notes based on their relative fair values. In connection with the offering, the placement agent was issued warrants to purchase 48,700 Smart Move shares at an exercise price of $2.00 per share with a five year term. The relative fair value of the placement agent warrants of $18,506 at the time of issuance, which was determined using the Black-Scholes option-pricing model was recorded as a debt discount and corresponding increase to paid in capital. Interest on the 2007 August Notes is payable quarterly on the first day of March, June, September and December beginning December 1, 2007. The principal is due and payable September 1, 2009. As of December 31, 2007, the August 2007 notes were subject to default interest of 18% as a result of the Company being late on payment of interest due.
Total interest expense recognized relating to these discounts and offering costs was $3,189 and $16,071 during the year ended December 31, 2007. At December 31, 2007, the unamortized discount and unamortized offering costs on the 2007 August Note are $18,555 and $93,504, respectively.
In September 2007 Smart Move sold in a private placement an unsecured note (the “2007 September Note”) for $540,000. The 2007 September Note bears interest at 7% and is due September 2, 2010. In connection with the offering, the 2007 September Note holder was granted warrants (collectively the “September 2007 PPM Warrants”) to purchase 100,000 Smart Move shares at an exercise price of $7.50 per share, 100,000 Smart Move shares at an exercise price of $3.25 per share, and 100,000 Smart Move shares at an exercise price of $2.50 per share. All the warrants are exercisable for a period of 5 years. The 2007 September Notes are convertible into Smart Move shares at a conversion price of $1.80. The fair market value of the as converted shares on the commitment date was less than the $1.80 conversion price and therefore there was no beneficial conversion feature to record. In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the values assigned to both the 2007 September Note and the September 2007 PPM Warrants were allocated based on their relative fair values. The fair value of the September 2007 PPM Warrants was determined using the Black-Scholes option-pricing model. The face value of $540,000 (before cash offering costs of $43,200) was allocated $61,863 to the September 2007 PPM Warrants and $478,137 to the 2007 September Note based on their relative fair values. Interest on the 2007 September Note is payable quarterly on the first day of March, June, September and December beginning December 1, 2007. The principal is due and payable September 2, 2010.
Total interest expense recognized relating to these discounts and offering costs was $4,328 and $3,023 during the year ended December 31, 2007. At December 31, 2007, the unamortized discount and unamortized offering costs on the 2007 September Note are $57,534 and $40,177, respectively.
In November 2007 Smart Move sold in a private placement note units (the “2007 November Notes”) for $1,071,500. The notes were sold in Note Units of $25,000 and secured by a second lien position on certain of the Company’s assets. The notes bear interest at 12% and are due October 31, 2008. The November Note holders shall have the right to convert the outstanding and unpaid principal amount prior to the day it is paid in full at $1.00 per share (‘the conversion price”). In connection with the offering, the 2007 November Note holders were granted warrants equal to 200% of the number of shares to be issued on an as converted basis. One half of the warrants shall be exercisable at 125% of the conversion price, and the other half of the warrants shall be exercisable at 150% of the conversion price. In accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the values assigned to both the 2007 November Notes and the November 2007 PPM Warrants were allocated based on their relative fair values. The fair value of the November 2007 PPM Warrants was determined using the Black-Scholes option-pricing model. Net of the warrant valuations, the fair value of the common stock on the commitment dates exceeded the effective conversion price of the stock resulting in a beneficial conversion feature of $113,251. The amount was recorded as a debt discount and a corresponding increase to paid-in capital. The face value of $1,071,500 (before cash offering costs of $80,620) was allocated $409,297 to the November 2007 PPM Warrants and $662,203 to the 2007 November Notes based on their relative fair values. The debt discounts on the 2007 November Notes including, the 2007 PPM warrants, the beneficial conversion feature and the offering costs are being amortized to interest expense, using the effective interest method, over the term of the Notes.

F17

Total interest expense recognized relating to these discounts and offering costs was $51,736 and $7,896 during the year ended December 31, 2007. At December 31, 2007, the unamortized discount and unamortized offering costs on the 2007 November Note are $470,801 and $72,724, respectively.
A summary of long-term debt and scheduled future maturities as of December 31, 2007 follows:

							2007
		2005	2006	2006	2007	2007	Deferred	2007
Year Ending	2005	Bank	July	Bank	August	September	Interest	November
December 31,	Notes	Note	Notes	Note	Notes	Note	Note	Notes	Total
2008	$43,990	$178,223	$—	$166,667	$—	$—	$—	$1,071,500	$1,460,380
2009	52,166	—	—	13,888	1,217,500	—	—	—	1,283,554
2010	58,782	—	—	—	—	540,000	177,750	—	776,532
2011	66,237	—	5,000,000	—	—	—	—	—	5,066,237
2012	2,778,825	—	—	—	—	—	—	—	2,778,825

Total	3,000,000	178,223	5,000,000	180,555	1,217,500	540,000	177,750	1,071,500	11,365,528
Less discounts	60,639	1,323	3,327,949	4,630	18,555	57,534	—	470,801	3,941,431
Less offering costs	9,708	—	445,869	—	93,504	40,177	—	72,724	661,982
Less current maturity	43,990	178,223	—	166,667	—	—	—	1,071,500	1,460,380
Current portion of discounts	(18,358)	(1,323)	(389,880)	(4,576)	(62,801)	(30,847)	—	(543,525)	(1,051,310)

Long-term portion	$2,904,021	$—	$1,616,062	$13,834	$1,168,242	$473,136	$177,750	$—	$6,353,045

The Company did not make certain scheduled interest payments for the quarter ended December 31, 2007, as required under the terms of the August 2007 and 2005 Notes (the “Notes”). As a result, the Company will be obligated to pay a default interest rate of 18% per annum on all outstanding principal amounts until the scheduled interest payments under the terms of the Notes are paid current. On August 28, 2007, an Intercreditor Agreement and Stipulation (the “Intercreditor Agreement”) was entered into by the holders of the August 2007 Notes, the 2005 Notes and the 2006 July Notes which precludes acceleration of the August 2007 note principal amount as long as the 2005 Notes and the 2006 July Notes are not in default. As of March 28, 2008, interest due and payable,at December 1, 2007, totaling $57,000 on the August 2007 Notes has not been paid. As of December 31, 2007, the Company is current in its payments of principal and interest under the terms of the 2006 July Notes and $1,975,000 of the 2005 Notes. In January 2008, the required interest payments on the remaining $1,025,000 of the 2005 Notes were made and therefore the August 2007 Note holders have no acceleration rights and the August 2007 Notes have been classified as long-term.
8.	Capital Lease Obligations
In 2005 Smart Move entered into capital leases for the purchase of 30 trailers. The terms are a base lease term of 60 months with an interest rate of 8.6% and a purchase option of 10% of the fair value equipment cost at the end of the term. In connection with the lease agreement Smart Move was required to make an up front payment of $247,593. Total payments due under the capital lease obligations are as follows at December 31, 2007:

Year Ending December 31,
2008	$115,200
2009	115,200
2010	36,900

Total	267,300
Less interest	29,999

237,301
Less current maturity	91,648

Long-term portion	$145,653

F18

9.	Authorized Capital
Common Stock
The Company’s authorized capital stock consists of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. At December 31, 2007 there were 10,979,699 shares of common stock issued and outstanding.
Preferred Stock
The Board of Directors is authorized, without further shareholder action, to divide any or all shares of the Company’s authorized preferred stock into series and to fix and determine the designations, preferences and relative participating, optional or other dividend rights, liquidation preferences, redemption rights and conversion or exchange privileges. There are no shares of preferred stock issued or outstanding at December 31, 2007.
In June 2006 Smart Move issued 500,000 membership interests to certain officers of the Company valued at $2,500,000.
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
On December 7, 2006 the Company sold in its initial public offering 3,312,000 Units (consisting of one share of common stock and one common stock purchase warrant). The warrant is exercisable into one share of common stock for a five year period at an exercise price of $7.50 and in no event are the holders entitled to a net cash settlement. The cash proceeds of the offerings were $16,560,000, net of offering costs of $2,302,315.
On January 3, 2007, Smart Move, Inc. granted 8,676 shares of restricted common stock of the Company in accordance with the Company’s compensation plan for non-employee directors. The 8,676 shares of common stock issued were valued at $40,000, and became vested as to 4,338 shares as of June 30, 2007, with the remaining shares to vest on December 31, 2007.
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
In August of 2007, holders of the July 2006 Convertible Notes converted $406,484 of accrued interest into 195,425 shares of the common stock of the Company. As an inducement to convert the accrued interest to equity the note holders were issued an additional 89,174 shares of the Company’s common stock and were issued warrants to purchase 120,440 shares of the Company’s common stock exercisable at $3.375 for a period of five years. Additionally, in connection with this transaction the Company issued 11,852 warrants to placement agents to purchase shares of the Company’s common stock exercisable at $3.375 for a period of five years. The inducement shares ($185,482) and warrants ($64,955) were recorded as additional interest expense and additional paid in capital totaling $250,437.

F19

10.	Stock Incentives and Options
Overview
In December 2006, the Company adopted the Smart Move, Inc. 2006 Equity Incentive Plan (the “2006 Option Plan”). The purpose of the 2006 Option Plan is to enable the Company to continue to (a) attract and retain high quality directors, officers, employees and potential employees, consultants, and independent contractors of the Company; (b) motivate such persons to promote the long-term success of the business of the Company. An aggregate of 1.4 million shares of common stock has been reserved for issuance under the 2006 Option Plan, which permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, and shares of restricted common stock. The 2006 Option Plan also provides annual stock grants to Directors. Outstanding options generally vest over a period of four years and are exercisable for ten years from the date of grant. The 2006 Option Plan had 598,500 shares available for grant as of December 31, 2007.
Employee options granted by A Smart Move, L.L.C. exercisable into 800,000 shares were fully vested as of December 31, 2005. On July 26, 2006 the Board of Directors voted to allow the option holders to exercise their options on a cashless basis and the holders of 760,000 options elected to convert their options as a cashless exercise with a strike price of $4.50 a share. The Company issued 537,780 shares in exchange for 760,000 options. In addition, in 2006, 40,000 options were exercised for cash proceeds to the Company totaling $25,000.
In September 2006, the Company granted 342,000 options under employment agreements entered into with the CEO and CFO prior to the effectiveness of 2006 option plan. These options are to be administered and deemed issued out of the 2006 option plan. These options are subject to future vesting based upon the number of moves booked for the 12 month periods ended September 30, 2007, 2008 and 2009. One third of the options are exercisable at $5.00, one third at $6.00 and the balance at $7.00. The options, if earned, are exercisable for a term of 10 years from the date of grant. The options were valued, at the date of grant using the Black Scholes model. The $5 options have a value of $2.05, the $6.00 options have a value of $1.73 and the $7.00 options have a value of $1.46. The $5 options totaling 114,000 were forfeited during 2007, as the performance requirement for these to vest was not met. In accordance with SFAS 123R compensation costs will be recorded when it is probable that the performance condition of the number of moves booked will be achieved. As of December 31, 2007 management of the Company determined that it was not probable that the performance conditions will be met and no stock based compensation has been recognized for these awards.
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
On September 11, 2007 Smart Move, Inc. granted stock options covering 182,000 shares of Smart Move, Inc. stock to employees of Smart Move, Inc. at an exercise price of $1.40, which was the closing price of Smart Move, Inc.’s stock on the date of the grants. 10,000 of the options granted were vested as to 25% of the shares on the option grant date, and subject to the employee’s continued employment with Smart Move, Inc., the options covering the remaining grant of the shares vest and become exercisable in equal quarterly increments over the next 12 calendar quarters.
The following table provides the range of assumptions used for stock options granted in 2007 and 2006:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Risk-free interest rate	4.31%	4.62 to 4.71%
Expected life in years	6	6
Expected volatility	36.7%	33%
Dividend yield	—	—
The weighted average fair value of the options granted in 2007 and 2006 was $0.60 and $1.86, respectively.
The Company’s computation of expected volatility for the year ended December 31, 2007 and 2006 is a blended computation based on a mid-point range of eight peer group companies for the pre IPO period and for the Company’s stock price for the post IPO period.. The Company’s computation of expected life is calculated using the simplified method in accordance with Staff Accounting Bulletin N0. SAB 107 “Share-Based Payment”. The Company’s dividend yield is 0.0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the U.S. Treasury bill rate for the period equal to the expected term based on the U.S. Treasury note strip principal rates as reported in well-known and widely used financial sources.

F20

A summary of option activity as of December 31, 2007 and for the years ended December 31, 2007 and 2006 are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contract	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	In Years	Value

Outstanding as of January 1, 2006	800,000	$1.28
Exercised for Cash	(40,000)	$0.625
Exercised cashless (537,780 net shares)	(760,000)	$1.32
Granted	774,000	$5.29

Outstanding as of December 31, 2006	774,000	$5.29	8.99
Forfeited	(154,500)	$4.64	8.97
Granted	182,000	$1.80	9.70

Outstanding as of December 31, 2007	801,500	$4.53	9.10	$—

Vested and Exercisable as of December 31, 2007	226,532	$4.38	9.07	$—

A summary of the status of the Company’s unvested shares as of December 31, 2007 and 2006 are as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2006	666,000	$1.85
Granted	182,000	$0.60
Forfeited	(147,750)	$1.91
Vested	(125,282)	$1.69

Unvested as of December 31, 2007	574,968	$1.47

As of December 31, 2007, there was approximately $562,403 of total unrecognized compensation cost (including the impact of expected forfeitures as required under SFAS 123R) related to unvested share-based compensation arrangements granted under the Plan that the Company had not recorded. That cost is expected to be recognized over the weighted-average period of three years. The total fair value of shares vested during the year ended December 31, 2007 and 2006 was $200,147 and $190,836, respectively.
Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2006, was $25,000. No options were exercised during the year ended December 31, 2007.

F21

11.	Warrants
During the period from inception August 11, 2004 to December 31, 2004, the years ended December 31, 2005, 2006 and 2007 Smart Move granted the following warrants:

Date of Grant	Granted For	Shares	Exercise Price	Years
September-04	Consulting agreement	120,000	$0.625	5
September-04	Placement agent equity offering	178,876	$0.625	5
September-04	2004 Note offering	243,272	$0.625	5
September-04	Placement agent debt offering	180,000	$0.625	5

December 31, 2004	Balance	722,148	$0.625	5

April-05	Bank debt	100,000	$0.875	7
March-05	Placement agent interest conversion to equity	10,000	$1.20	5
September-05	Equity offering	673,070	$5.00	5
September-05	Placement agent equity offering	134,614	$2.50	5
September-05	Placement agent equity offering	67,308	$5.00	5
September-05	2005 Note	273,000	$2.50	5
September-05	2005 Note	87,000	$1.50	5
September-05	Placement agent debt offering	120,000	$2.50	5
September-05	Placement agent debt offering	60,000	$5.00	5

	Balance	1,524,992	$0.875 to $5.00	5 to 7

December 31, 2005	Total	2,247,140	$0.625 to $5.00	5 to 7

January-06	Bank debt	13,000	$3.75	7
January-06	Placement agent debt offering	41,226	$3.75	5
January-06	Placement agent debt offering	10,306	$5.00	5
January-06	2006 Note offering (“January Notes”)	128,834	$5.00	5
September-06	2006 Note offering (“July Notes”)	400,000	$7.00	5
September-06	Equity offering	473,204	$7.50	5
September-06	Interest conversion	65,934	$7.50	5
September-06	Inducement warrants	60,000	$7.50	5
December-06	Public offering warrants	3,312,000	$7.50	5
December-06	Underwriters option	288,000	$6.25	5
December-06	Underwriters option	288,000	$8.40	5

December-06	Balance	5,080,504	$3.75 to $8.40	5 to 7

December 31, 2006	Total	7,327,644	$0.625 to $8.40	5 to 7

August-07	Interest conversion	120,440	$3.38	5
August-07	Placement agent warrants	11,852	$3.38	5
August-07	Private placement	121,750	$7.50	5
August-07	Placement agent warrants	48,700	$2.00	5
September-07	Unsecured debt warrants	100,000	$7.50	4.4
September-07	Unsecured debt warrants	100,000	$3.25	4.4
September-07	Unsecured debt warrants	100,000	$2.50	4.4
November-07	Interest deferral	355,500	$1.50	5
November-07	Private placement	1,071,500	$1.50	5
November-07	Private placement	1,071,500	$1.25	5
November-07	Placement agent warrants	85,720	$1.00	5
November-07	Placement agent warrants	18,000	$1.50	5

December-07	Balance	3,204,962	$1.00 to $7.50	4.4 to 5

December 31, 2007	Total	10,532,606	$0.625 to $8.40	4.4 to 7

F22

At December 31, 2007 the range of warrant prices for shares and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
				Weighted-Average
				Remaining
Year of	Range of Warrant	Number of	Weighted-Average	Contractual Life
Grant	Exercise Price	Warrants	Exercise Price	(Years)
2004	$0.625	722,148	$0.625	1.75
2005	$0.875 to $5.00	1,524,992	3.64	2.85
2006	$3.75 to $8.40	5,080,504	7.33	3.86
2007	$1.00 to $7.50	3,204,962	1.99	4.74

Total	$0.625 to $8.40	10,532,606	$4.71	3.84

At December 31, 2007 all warrants are fully exercisable and no warrants have been exercised. See Note 7 long-term debt for a discussion of warrants granted in connection with debt agreements and Note 9 for a discussion of warrants granted in connection with equity offerings.
The fair value of the warrants granted was estimated at the date of grant using the Black Scholes option model applying the following weighted average assumptions:

	Risk Free	Expected
	Interest	Dividend	Expected	Volatility
Date of Grant	Rate	Yield	Life	Range
September 30, 2004 at $0.625	3.44%	$—	5	45%-65%
April 30, 2005 at $0.875 to $1.20	4.09%	$—	5 to 7	45%-65%
September 30, 2005 at $2.50 to $5.00	4.18%	$—	5	45%-65%
January 24, 2006 at $3.75 to $5.00	4.28%	$—	5 to 7	45%-65%
July 26, 2006 at $3.75 to $7.50	4.99%	$—	5	45%-65%
September 15, 2006 at $7.50	4.76%	$—	5	45%-65%
August, 2007 at $2.00 to $7.50	4.25%	$—	4.4 to 5	36.70%
September 2007 at $2.50 to $7.50	4.27%	$—	5	36.70%
November 2007 at $1.00 to $1.50	3.38 to 4.02%	$—	5	53.17%
In September 2004, 120,000 consulting warrants were issued at $0.625 per share, are fully vested and have a five year term. The holders of the 120,000 consulting warrants had demand registration rights that required the Smart Move to file a registration statement with the Securities and Exchange Commission to register for resale of the common stock issueable upon the exercise of the Warrants. Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the ability to register stock is deemed to be outside of the Smart Move’s control. Accordingly, the initial fair value of the Warrants of $26,400 was recorded as prepaid consulting and was being amortized over the initial term of the agreement (December 31, 2006). The related $26,400 accrued warrant liability was marked to estimated fair value at the end of each reporting period. Effective November 22, 2005 the warrant holders contractually waived the demand registration rights and the accrued warrant liability balance of $241,800 was reclassified to equity at that date. For the period January 1, 2005 to November 22, 2005 the warrant liability valuation resulted in other expense of $204,000.
All of the other warrants granted by Smart Move have piggy back registration rights, however, the holders have no demand registration rights and there are no penalties to Smart Move if the shares underlying the warrants are not registered. Accordingly, under EITF 00-19 these warrants are not required to be accounted for as a liability.

F23

12.	Income Taxes
On December 6, 2006, the Company’s predecessor entity, A Smart Move, L.L.C. merged into Smart Move, Inc. Upon the merger of the limited liability company predecessor entity with the C-Corporation, the Company recorded a net deferred tax liability and income tax expense of $2,652,000.
On January 1, 2007, Smart Move, Inc. adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. As a result of the implementation of Interpretation 48, the Company recognized an $80,000 increase in its unrecognized tax liability, which increase was accounted for as an addition to the Company’s January 1, 2007, accumulated deficit. A reconciliation of the beginning and ending amount of unrecognized tax liabilities follows:

Balance at January 1, 2007	$(2,287,000)
Additions to tax basis of property and equipment	61,000
Reductions in tax basis of intangibles	(141,000)

Adjusted balance at January 1, 2007	(2,367,000)
Reductions in net deferred tax liability in current period	2,367,000

Balance at December 31, 2007	$—

The Company classifies interest on tax deficiencies as interest expense, and we classify income tax penalties as an operating expense. As of December 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.
Tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject. There are no pending examinations by any federal or state taxing jurisdictional authority and the Company has not been notified by any taxing jurisdictions of any proposed or planned examination.
The federal and state income tax (benefit) is summarized as follows:

Year Ended
December 31,
2007

Current:
Federal	$—
State	—

—

Deferred:
Federal	(2,071,000)
State	(296,000)

(2,367,000)

Income tax (benefit)	$(2,367,000)

A reconciliation of the income tax (benefit) with amounts determined by applying the statutory U.S. federal income tax rate to loss before tax benefit is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006
Provision (benefit)
Computed tax on book loss at the federal statutory rate of 35%	$(5,310,000)	$(3,536,000)
Pretax loss of A Smart Move, L.L.C. from January 1, 2006 to December 6, 2006 at the federal statutory rate of 35%	—	3,151,000
State taxes, net of federal benefit	(759,000)	(55,000)
Non-deductible incentive stock options and other	80,000	75,000
Non-deductible conversion options and other	329,000	—
Deferred tax expense upon merger with Smart Move, Inc.	—	132,000
Change in valuation allowance	3,293,000	—

Income tax (benefit)	$(2,367,000)	$(233,000)

F24

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2007	2006
Current deferred tax assets (liabilities):
Deferred revenue	$182,000	$45,000
Allowance for doubtful accounts	18,000	16,000
Accrued vacation	3,000	3,000
Deferred expenses	(207,000)	(147,000)
Prepaid insurance	(52,000)	(39,000)

	(56,000)	(122,000)

Long-term deferred tax assets (liabilities):
Intangibles assets	48,000	474,000
Net operating loss carryforwards	5,395,000	394,000
Beneficial conversion features	(1,018,000)	(1,031,000)
Warrant allocation on debt offerings	(529,000)	(1,456,000)
Property and equipment	(547,000)	(546,000)

	3,349,000	(2,165,000)

Valuation allowance	3,293,000	—

Net deferred tax (liability)	$—	$(2,287,000)

At December 31, 2007, the Company had available unused operating loss carryforwards that expire in 2022, that may be applied against future taxable income of approximately $14 million. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stocks by us during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company. In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation’s taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains (as defined in the Internal Revenue Code) inherent in the assets sold. Due to the changes in ownership over the years for debt conversions and equity financings, the Company may have triggered a Section 382 limitation on the utilization of such net operating loss carryforwards. The Company has not performed such an evaluation to determine whether the net operating loss carryforwards have been limited.

F25

13.	Supplemental Disclosure of Cash Flow Information

Year Ending December 31,	2007	2006

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$427,686	$627,460
Supplemental schedule of noncash investing and financing activities:
Conversion of accrued interest to shares	$406,484	$296,700
Conversion of debt to shares	$1,373,867	$2,030,069
Recovery of deferred offering costs in accounts payable	$32,108	$—
Adoption of FIN 48 increase in deferred tax liability and accumulated deficit	$80,000	$—
Placement agent warrants issued for debt offering costs	$31,034	$184,594
Allocation of value of warrants issued in connection with debt	$474,398	$1,243,952
Fair value of conversion option and warrants included in loss on debt extinguishment	$776,909	$—
Allocation of value of beneficial conversion feature in connection with debt	$113,251	$3,556,530
Equipment acquired included in accounts payable	$883,895	$192,584
14.	Related-Party Transactions
During 2005 Smart Move raised equity and capital through a private placement and debt offerings through Bathgate Capital Partners. Steven M. Bathgate served as the Senior Managing Director of Corporate Finance and Chairman of the Commitment Committee for Bathgate Capital Partners LLC and was (resigned on December 8, 2005) a manager and on the board of Smart Move. During the year ended December 31, 2006 Smart Move paid to Bathgate Capital Partners for the January 2006 and July 2006 debt offering $155,111 and $325,000, respectfully. In September of 2006 Smart Move paid Bathgate Capital Partners $33,030 and $63,736 in connection with the interest conversion and the September equity offering, respectively and $52,000 to repurchase 104,000 placement agent warrants issued in connection with the July 2006 Notes. Bathgate Capital Partners L.L.C. was one of four underwriters of our initial public offering in December 2006 and was paid $10,000 in underwriting fees. During 2007 Smart Move paid Bathgate Capital Partners $97,400 in cash compensation in connections with the August 2007 debt offering and $80,620 in cash compensation in connection with the November 2007 debt offering. In addition, Smart Move issued a total of 164,272 warrants with exercise prices ranging from $3.38 to $1.00 as compensation for the placement agent services.
In January 2007, Smart Move paid to its non-employee directors $75,000 in cash compensation and issued $40,000 of value of restricted share of common stock.
In May 2007- A note holder who has a greater than 10% beneficial interest converted notes into 266,666 shares of Smart Move, Inc stock at $3.75 per share. In addition, this note holder in July 2007 converted accrued interest into 236,573 shares of common stock and 100,116 warrants. Again in November 2007 this Note holder agreed to defer interest into a new note in the amount of $276,300. This note is convertible at $1.00 per share and they were issued an additional 276,300 warrants as part of the consideration
In the November 2007 Notes four directors and one person that has a greater than 10% beneficial interests participated in the offering. The amount of principal owed to the Directors was $85,000 and $25,000 to the 10% beneficial owner.
Three members of management agreed to waive a total of $44,033 of salary for the months of November and December 2007. This amount is reported as an increase in non-cash compensation and an increase in additional paid-in capital.

F26

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
Rent expense was $238,333 for the year ended December 31, 2007 and $77,480 for the year ended December 31, 2006.
Minimum annual rental commitments under this non-cancelable lease as of December 31, 2007 are as follows:

Year Ending December 31,
2008	$113,420
2009	116,600
2010	119,780
2011	40,280

Total	$390,080

Employment Agreements
Effective November 15, 2006, the Company entered into employment agreements with the CEO and the CFO. The agreements are for five-year terms initially set to expire in 2011. These agreements provide for base salaries of $188,000 and $175,000, respectively. These officers additionally are eligible for cash bonuses up to 50% of base salaries. In addition, they were granted 342,000 options that vest based upon exceeding certain performance targets. On April 27, 2007, the Board of Directors voted to approve the Compensation Committee’s recommendation to increase executive salaries to $196,000 in the case of the Chief Executive Officer and $182,400 in the case of the Chief Financial Officer with the adjustments to be effective from February 15, 2007. The performance criteria applicable for the cash bonuses during 2007 will consist of two components, an EBITDA target threshold to be measured both semi-annually and annually, and an annual target for “number of moves.” If the specified targets are met, the CEO and CFO will each be eligible to earn cash bonuses up to the greater of 50% of base salary or a stipulated amount for each officer, being $125,000, in the case of the Chief Executive Officer, and $110,000 in the case of the Chief Financial Officer. As of December 31, 2007, management has determined that these performance targets will not be met and no bonus has been accrued. Additionally 114,000 options were subject to vesting at September 30, 2007, and have been forfeited as the performance conditions were not satisfied at the vesting date. In November 2007, the CEO, CFO and other members of the management team agreed to waive 50% of their salaries for the months of November and December 2007. This waived cash compensation totaling $44,033 is reflected as non-cash compensation expense and a credit to paid-in capital in the fourth quarter of 2007.
Retirement plan
In January 2005 Smart Move adopted a 401(k) Plan (“Plan”) to provide retirement benefits for its employees. Employees may contribute up to 90% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions dollar for dollar up to a maximum of 4% of the individual contribution percentage. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Matching contributions to the Plan totaled $56,145 and $28,974 for the year ended December 31, 2007 and 2006, respectively.
Legal Proceedings
On March 3, 2006, a Notice of Opposition to the Smart Move’s “SmartVault” trademark was filed with the U.S. Patent and Trademark Office on behalf of Smartbox Moving & Storage LLC (“Smartbox”), a Richmond, Virginia company. On November 6, 2006 the parties agreed to a settlement without monetary penalty and to withdraw of opposition.

F27

16.	Subsequent Events
In the January 15, 2008 offering, the Company offered to its November 2007 note holder’s two options as an inducement to release their second lien security interest in the collateral pledged to their notes. Of the $1,071,500 November Notes outstanding, $796,500 elected to convert at $0.65 per share and received a reduction in the exercise price of their warrants, and received a new warrant for each two dollars of note converted. The remainder representing $275,000 subordinated their second lien security interest.
On January 15, 2008, the Company sold secured convertible debentures to investors in the amount $3,655,000. The Debenture was issued to the Purchasers at an original issue discount of 15% and matures 24 months after the date of its issuance. Subject to certain deferral rights of the Purchaser, the Debenture is payable in monthly installments of principal and interest. The Company and the Purchaser agreed that the proceeds from sale of the Debenture and Warrant would be used to pay the secured indebtedness owed to Silicon Valley Bank in the approximate amount of $345,000 and that the remainder of the proceeds would be used primarily for working capital.
On January 15, 2008 the board of Directors agreed to increase the compensation of the non-employee directors. The agreed upon compensation was for total cash compensation of $125,000 paid quarterly and the issuance of shares of restricted common stock valued at $60,000.
On January 15, 2008, the Company granted 343,000 stock options to employees at an exercise price of $0.68, the closing stock price on the date of grant.
On January 31, 2007 the Company purchased Star Relocation Alliance, Inc. (“Star Alliance”), for 80,000 shares of common stock, par value of $.0001 per share, together with three year warrants to purchase 100,000 additional shares of common stock at an exercise price of $1.20 to complete the asset acquisition. If certain top line revenues numbers are achieved in 2008, the Company will be required to issue an additional 20,000 to 45,000 shares of common stock.
On January 23, 2008 the Company sold an unsecured convertible note, with a face amount of $200,000 at an interest rate of 12% and matures in 12 months and is convertible at $0.75 a share. With this transaction the Company amended and restated certain terms of the September 2007 Note, by reducing the conversion price and the exercise price of the warrants.

F28

EXHIBIT INDEX

Exhibit No.	Description
**23.1	Consent of Houlihan Smith & Company Inc.
**24.1	Power of Attorney (included on signature pages hereto).
**31.1	Certification of Chief Executive Officer of Smart Move, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Chief Financial Officer of Smart Move, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	Certification of Chief Executive Officer and Chief Financial Officer of Smart Move, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.