Form 10-Q
period 2008-03-31
SMART MOVE, INC.
filed 2008-05-15
CIK 1349108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-32951
SMART MOVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-2189769

(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number
5990 Greenwood Plaza Blvd., Suite 390, Greenwood Village, CO 80111
(Address of Principal Executive Offices)
(Registrant’s telephone number, including area code)
720-488-0204
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2008 there were 12,399,623 shares of the registrant’s Common Stock ($0.0001 par value) outstanding.

Cautionary Note regarding Forward-Looking Statements
Statements in this report on Form 10-Q concerning our future expectations regarding our financial condition, results of operation and business are “forward-looking statements” for which we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. When used in this report, the words “may,” “will,” “should,” “anticipate,” “believe,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements are subject to uncertainties that could cause actual results to differ materially from our expectations, including risks relating to implementation of our business plans, our financing requirements, our ability to raise the additional capital we require, and other risks discussed in our most recent Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2007. Please consider our forward-looking statements in light of those risks as you read this report.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (unaudited)
Smart Move, Inc.
Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183,620	$369,189
Account receivable trade, net of allowance of $32,000 and $45,000, respectively	103,813	80,112
Packing supplies	93,190	94,437
Contracts in process	510,783	517,485
Prepaid and other	97,919	146,259

Total current assets	989,325	1,207,482

Property and equipment, net	15,146,299	15,942,718
Other assets	186,300	113,546

	15,332,599	16,056,264

Total assets	$16,321,924	$17,263,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,195,991	$2,550,281
Accrued interest	586,563	435,804
Deferred revenue	590,606	456,247
Current portion of long-term debt and notes payable, net of discounts of $2,880,474 and $1,051,310, respectively	1,304,634	409,070
Current portion of derivative liability	991,723
Current portion of obligations under capital leases	93,630	91,648

Total current liabilities	4,763,147	3,943,050

Long-term liabilities:
Long-term debt and notes payable, less current portion, net of discounts of $3,324,614 and $3,552,103, respectively	6,613,431	6,353,045
Obligations under capital leases, less current portion	119,580	145,653

Total long-term liabilities	6,733,011	6,498,698

Total liabilities	11,496,158	10,441,748

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized 12,399,623 and 10,979,699 issued and outstanding	1,239	1,097
Additional paid-in-capital	21,983,940	20,807,395
Accumulated deficit	(17,159,413)	(13,986,494)

Total shareholders’ equity	4,825,766	6,821,998

Total liabilities and shareholders’ equity	$16,321,924	$17,263,746

The accompanying notes are an integral part of these financial statements.

Smart Move, Inc.
Condensed Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(unaudited)

Sales	$1,145,290	$947,948

Cost of moving and storage	1,192,993	1,055,605
Depreciation and amortization	761,414	433,017

Total cost of moving and storage	1,954,407	1,488,622

Gross loss	(809,117)	(540,674)

Selling, general and administrative expenses (including noncash compensation of $67,349 and $62,650, respectively)	1,676,037	1,678,999
Depreciation and amortization	35,005	29,513

Total selling, general and administrative expenses	1,711,042	1,708,512

Operating loss	(2,520,159)	(2,249,186)

Other income (expense):
Interest income	3,851	149,076
Interest expense	(1,086,547)	(404,149)
Gain on value of derivative liability	791,917	—
Loss on debt extinguishment	(361,981)	—

Total other expense	(652,760)	(255,073)

Loss before income tax benefit	(3,172,919)	(2,504,259)
Income tax (benefit)	—	(980,000)

Net loss	$(3,172,919)	$(1,524,259)

Net loss per share:
Basic and diluted	$(0.26)	$(0.15)

Shares used to compute net loss per share:
Basic and diluted	12,166,228	10,171,092

The accompanying notes are an integral part of these financial statements.

Smart Move. Inc.
Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,172,919)	$(1,524,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	796,419	462,530
Non-cash compensation	67,349	62,650
Gain on value of derivative liability	(791,917)	—
Bad debt recovery	(13,000)	(15,274)
Amortization of debt discount	393,415	113,584
Loss on debt extinguishment	361,981
Expense related to additional shares issued for conversion of debt to equity	86,015	—
Deferred income tax benefit	—	(980,000)
Change in operating assets and liabilities:
Accounts receivable	(10,701)	(50,788)
Packing supplies	1,247	—
Prepaid and other	48,340	58,184
Contracts in process	6,702	79,894
Accounts payable	(1,354,290)	177,116
Accrued interest	451,097	261,821
Deferred revenue	134,359	(29,365)

Net cash used in operating activities	(2,995,903)	(1,383,907)

Cash flows from investing activities:
Additions of property and equipment	—	(2,220,157)
Capitalized internal software	—	(70,518)
Deposits on office lease	(10,000)	(20,000)

Net cash used in investing activities	(10,000)	(2,310,675)

Cash flows from financing activities:
Proceeds from notes payable	3,306,750	—
Notes payable issuance costs	(102,200)	—
Payments on bank debt	(360,125)	(165,882)
Payments on obligations under capital leases	(24,091)	(14,799)

Net cash provided by (used in) financing activities	2,820,334	(180,681)

Net decrease in cash and cash equivalents	(185,569)	(3,875,263)
Cash and cash equivalents at beginning of period	369,189	14,235,823

Cash and cash equivalents at end of period	$183,620	$10,360,560

The accompanying notes are an integral part of these financial statements.

A Smart Move, Inc.
Statements of Cash Flows (continued)
(unaudited)

Three Months Ended March 31,	2008	2007

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$156,020	$26,000
Supplemental disclosure of noncash investing and financing activities:
Equipment acquired included in accounts payable	$—	1,457,047
Conversion of accrued interest to equity	$16,508	$—
Conversion of debt to equity	$439,578	$—
Allocation of value of warrants and beneficial conversion feature in connection with debt offerings	$468,001	$—
Purchase of assets with securities	$78,100	$—
Fair value of conversion option and warrants included in loss on debt extinguishment	$107,151	$—
Allocation of value of derivation liability	$1,783,640
Recovery of deferred offering costs in accounts payable	$—	$32,108
Adoption of FIN 48 increase in deferred tax liability and accumulated deficit	$—	$80,000
The accompanying notes are an integral part of these financial statements.

Smart Move, Inc.
Notes to Condensed Financial Statements (unaudited)
1. BASIS OF PRESENTATION, GOING CONCERN UNCERTAINTY AND ACCOUNTING POLICIES
Basis of presentation
The accompanying (unaudited) interim financial statements have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with United States generally accepted accounting principles have been condensed or omitted. Consequently, these unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s latest Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2008. Interim results are not necessarily indicative of results for a full year.
Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate the Company as a going concern. However, the Company has sustained substantial operating losses since inception and has used substantial amounts of working capital in its operations. These conditions raise substantial doubt in the Company’s ability to continue as a going concern. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements and succeed in establishing profitability of its future operations. Management’s plans include increasing revenue opportunities directly through new marketing programs targeted to the relocation industry, partnerships with van lines and other strategic alliances. The Company has implemented an affiliate program designed to work with local movers to use its services to provide inter-state moves. In addition, the Company is working with corporate relocation companies to use its services for their corporate customers. The Company’s Board of Directors has authorized management to explore the full range of strategic alternatives available to address financing objectives and enhance shareholder value. The alternatives being pursued include raising of capital through commercial loans, equipment leasing transactions and additional public or private offerings of the Company’s securities. Concurrently, the Company will evaluate cost control measures such as restructuring of current debt obligations, reductions of workforce, changes in storage options and changes in transportation providers. The Company expects to increase its revenues during fiscal 2008. However, there can be no assurance that the anticipated revenues and corresponding cash flows will materialize. As of March 31, 2008, the Company anticipates that it will require additional funding of approximately $2,500,000 during 2008 in order to finance our operations, make debt payments and implement its business plan. In April 2008, the Company entered into an agreement for $750,000 of funding (Note 4); but as of the date of this filing the Company does not have definitive agreements or commitments for additional funding to fulfill the $2,500,000 requirement.
While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.
These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern.
If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.
Business Acquisition
In connection with management’s plans to increase revenue opportunities, on January 31, 2008, the Company acquired certain business assets of Star Relocation Network Alliance, Inc. (“Star Alliance”), including trademarks, trade names, a customer list and other intangible assets related to Star Alliance’s co-branded and private label move management programs offered to the real estate brokerage community, third party relocation companies and human resource departments of major companies. In exchange for the business assets, the Company issued 80,000 shares of common stock (fair value of $55,200) and warrants, exercisable for 3 years, to purchase 100,000 shares of common stock at an exercise price of $1.20 per share (fair value of $22,900). The acquisition has been accounted for as a business combination and the results of operation related to the business assets were not significant from the January 31, 2008 acquisition date. Had the business acquisition occurred on January 1, 2008, the Company’s results of operations and loss per share would not be significantly different from reported amounts. The purchase price has been substantially allocated to indentifiable intangible assets and the resulting amortization, and any changes upon finalization of the preliminary allocation, is not expected to be significant to Company’s results of operations.

Smart Move, Inc.
Notes to Condensed Financial Statements (unaudited)
Advanced Billings
Smart Move recognizes advanced billings and the related deferred revenue of contracts in process on a net basis. Cash payments totaling $590,606 which were received on advanced billings as of March 31, 2008 and $456,247 as of December 31, 2007, are included in the financial statements as deferred revenue. The Company has advanced billings for which no cash has been received of approximately $227,802 and $351,059 as of March 31, 2008 and December 31, 2007, respectively, which have not been recognized in accounts receivable or deferred revenue at the balance sheet dates.
Customer Concentrations
At March 31, 2008, one customer accounted for 26% and another customer accounted for 15% of the Company’s accounts receivable. As of December 31, 2007, no customer accounted for more than 10% of the Company’s accounts receivable. For the three months ended March 31, 2008 and 2007, no single customer accounted for more than 10% of total revenue.
Stock Based Compensation
There were no options exercised in the period ending March 31, 2008. During the period ending March 31, 2008, the Company granted 343,000 options. In accordance with Statement of Financial Accounting Standards No. 123, “Share-Based Payments”-(“SFAS 123R”), compensation costs related to share-based payments that vested during the three months ended March 31, 2008 and which are recognized in the Statements of Operations, was $52,349. On January 15, 2008, Smart Move granted 89,884 shares of restricted common stock, valued at $60,000, to its non-employee directors that vest during the year ended December 31, 2008, in accordance with the Company’s compensation plan for non-employee directors. The Company has recognized $15,000 of expense for the three months ended March 31, 2008 relating to the stock grants. During the three months ended March 31, 2007, the Company issued 8,676 shares of stock valued at $40,000 to the non-employee directors for which the Company recognized $10,000 of expense for the three months ended March 31, 2007.
Loss Per Share
Loss per share is computed based on the weighted average number of shares outstanding each period. Convertible notes, stock options, unvested grants of restricted stock and warrants are not considered in the calculation, as the impact of the potential dilution (24,723,672 shares at March 31, 2008 and 10,550,311 shares at March 31, 2007) would be to decrease basic loss per share. Therefore, diluted loss per share is equivalent to basic loss per share for all periods shown.
Fair Value Measurements
Effective January 1, 2008, Smart Move partially adopted SFAS No. 157, for financial assets and liabilities and certain non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a recurring basis. Pursuant to FASB Staff Position (FSP) No. 157-2, Smart Move deferred adopting SFAS No. 157 for non-financial assets and liabilities recognized at fair value on a non-recurring basis until January 1, 2009. SFAS No. 157 defines the method of determining fair value and requires additional disclosure about the use of fair value to measure assets and liabilities on a market based exit price methodology. Smart Move values financial instruments using observable market based inputs where they exist. Smart Move carries derivative assets and liabilities and certain other financial assets at fair value.
Effective January 1, 2008, Smart Move adopted SFAS No. 159. This standard permits companies, at their option, to elect to record many financial instruments and certain other items at their fair value. Notwithstanding adoption of this accounting policy which allows the discretionary use of fair value measures, we did not elect to apply this measure with respect to any eligible items as of March 31, 2008.
Derivatives
The Company follows the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. The Company utilizes the Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.
The Company classifies derivatives as either current or long-term in the balance sheet based on the classification of the underlying instrument, security or contract.
Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

Smart Move, Inc.
Notes to Condensed Financial Statements (unaudited)
FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements applicable to the manner in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.
2. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	March 31,	December 31,
	2008	2007
SmartVaultsTM	$10,455,033	$10,455,033
GPS equipment	2,587,199	2,587,199
Vault mold	1,773,751	1,773,751
Rolling stock and trailers	3,773,853	3,773,853
Container components	1,085,465	1,085,465
Office equipment	461,808	461,808
Leasehold improvements	11,475	11,475

	20,148,584	20,148,584

Less accumulated depreciation	(5,002,285)	(4,205,866)

Property and equipment, net	$15,146,299	$15,942,718

Depreciation expense was $796,419 and $462,530 for the three months ended March 31, 2008 and 2007, respectively.
During the year ended December 31, 2007, the Company began assembling a majority of its SmartVault™ containers at its Denver warehouse. The Company receives the components required to be assembled or affixed, consisting of the plastic walls, top, aluminum base, signage and GPS units and then assembles or attaches the components to create a completed container. The completed SmartVault™ container is then shipped to a terminal for use. At December 31, 2007 and March 31, 2008, the container components consisted of $478,506 of sides, bases and tops, $383,600 of GPS units, $142,613 of signage and $80,746 of various additional, miscellaneous components.

Smart Move, Inc.
Notes to Condensed Financial Statements (unaudited)
3. LONG-TERM DEBT
In January 2008, the Company sold in a private transaction an aggregate of $3,655,000 of convertible debentures (the “January 2008 Notes”). The lenders purchased this debenture at a price equal to 85% of the issue amount which represents a 15% Original Issue Discount (“OID”). The principal amount of the January 2008 Notes outstanding accrue interest at the rate of 11% per annum, payable monthly. The January 2008 Notes are convertible, at the holders’ option, into shares of our common stock at the equivalent of $0.75 per common share. The conversion price at which the January 2008 Notes may be converted may be adjusted downward in the event that the Company issues shares to third parties or grants any rights to acquire common stock at a price below the conversion price of the January 2008 Notes. This variable pricing however is subject to exclusions applicable to certain financing from strategic operating partners, option plan issuances and securities issued to acquire assets. The outstanding principal and any accrued unpaid interest on the January 2008 Notes are payable in installments and mature January 15, 2010. Beginning August 1, 2008, the January 2008 Notes are subject to mandatory monthly redemptions at a rate of 1/18th of the face amount of the debentures. The redemption payments and interest payable can be remitted in either cash or common stock, at the election of the Company, provided the shares issued as payment have been registered or are eligible for sale by the holder subject to Rule 144 under the Securities Act of 1933. Shares of common stock applied in payment of the amount of interest owing are to be issued to the holders at a 15% discount to the closing bid price of the common stock for the average of the lowest five (5) trading days during the previous twenty (20) days immediately preceding the payment date. If we issue registered shares in lieu of cash to make a payment of the amount of principal, the shares are issued at a conversion rate equal to 80% of the average daily closing price for our common shares for the five (5) consecutive trading days preceding the principal and interest payment date. Both the Company’s right to make payment in shares during the term of the January 2008 Notes and the holders’ rights to convert are limited by a 4.99% conversion cap. The Company may require the Purchaser to convert the remaining principal amount outstanding on its Debenture to the extent the shares have been registered or are eligible for sale under Rule 144 if the fair market value of our common stock for at least the immediately preceding ten consecutive trading days is not less than 175% of the fixed conversion price. This feature would result in full conversion if the average volume during a ten (10) day period is at least 100,000 shares per day, 50% conversion if volume is at least 75,000 shares per day, and 25% conversion if the average volume during such ten (10) day period is at least 50,000 shares per day. Our obligation to repay the January 2008 Notes is secured by a first lien security interest on certain of our tangible and intangible assets. Holders of the January 2008 Notes have no voting, preemptive, or other rights of shareholders.
Due to the variable price provision of the January 2008 Notes, the Company, in accordance with EITF No. 00-19 potentially does not have the ability to issue a sufficient number of shares of common stock that would be required to discharge obligations should the share issuance be required to be made at a benchmark market or conversion price below a certain threshold. The number of shares permitted to be issued by the Company to discharge principal and interest or converted by the holders under the terms of the January 2008 Notes may be limited by the aforementioned 4.99% common stock ownership restriction, in which case, the Company is not currently in a financial position to redeem the balance of the payments due in cash. Therefore at March 31, 2008, the Company has classified the January 2008 Note obligation as current in the accompanying balance sheet.
Events of default under the January 2008 Notes include failure to pay principal or interest in a timely manner that is not cured within three days; a breach of a material covenant not cured within fifteen days of written notice or within fifteen days after the Company has become or should become aware of such failure; if a default or event of default (subject to any grace or cure periods provided in the applicable agreement) shall occur under any documents that is part of the transaction or any other material agreement, lease, document or instrument to which the Company or any subsidiary is obligated; a breach of any material representations and warranties; the Company or any subsidiary is subject to a bankruptcy event (as defined in the debenture); the Company defaults on any indebtedness in excess of $50,000 which results in such indebtedness becoming or declared due and payable prior to the date it would otherwise become due and payable; if the Company shall be party to a change of control transaction (as defined in the debenture) or if the Company shall agree to sell or dispose of substantially of its assets in one or a series of related transactions; if the Company shall fail for any reason to deliver certificates to a holder prior to the fifth trading day after a conversion date; or if a monetary judgment in excess of $50,000 is filed against the Company that is not cured within 30 days.

Smart Move, Inc.
Notes to Condensed Financial Statements (unaudited)
Purchasers of the January 2008 Notes received warrants exercisable to purchase an aggregate of 2,436,667 shares of our common stock at an exercise price of $1.00 per share (the “January 2008 Note Warrants”), the exercise price and number of shares underlying for which are subject to the same share issuance limitation and conversion price adjustment terms as the January 2008 Notes.
The Company also issued to registered broker dealers acting as placement agents warrants exercisable to purchase an aggregate of 34,933 shares of common stock at an exercise price of $0.75 and 17,467 shares of common stock at an exercise price of $1.00 per share (the “Agent Warrants”) and paid them cash commissions of $26,200. The Company also incurred legal and nonaccountable fees from the lender that totaled $60,000.
Pursuant to a registration rights agreement with the holders of the January 2008 Notes, we filed a registration statement with the Securities and Exchange Commission on Form S-3 on March 31, 2008 which became effective May 7, 2008. The registration statement included 4,162,411 aggregate shares, including 2,436,667 shares underlying warrants of and 1,625,744 shares issuable by the Company at its election to amortize principal or pay interest on the January 2008 Notes. The Company, in consultation with the holders of the January 2008 Notes determined to register shares on Form S-3, subject to its applicable one-third of public float sale limitation based on recent amendments to Rule 144 reducing holding periods applicable to restricted securities and amendments expanding primary offering eligibility to small reporting companies with voting securities registered on a national exchange.
Per the guidance of EITF  00-19, and EITF  05-2, the anti-dilution features of the January 2008 Notes did not meet the definition of “standard” anti-dilution features. Therefore, the conversion feature of the January 2008 Notes was considered an embedded derivative in accordance with SFAS No. 133. Accordingly, the Company bifurcated the derivative from the January 2008 Notes (host contract) and recorded a derivative liability for the conversion feature at its fair value of $1,135,487 with a corresponding entry to debt discount. The fair value of the liability was measured initially on January 16, 2008 the note purchase date using the Black-Scholes option pricing model. The debt discount is reflected as a reduction to the January 2008 Notes on the accompanying balance sheet. The debt discount is being amortized on a straight-line basis (which approximates the effective interest method) over the life of the January 2008 Notes. As of March 31, 2008 the unamortized balance was $1,017,207.
The January 2008 Note Warrants also meet the definition of a derivative due to the variable price provision of the warrants. Accordingly, we bifurcated the derivative from the January 2008 Note Warrants (host contract) and recorded a derivative liability at its fair value of $648,153 with a corresponding entry to debt discount. The fair value of the derivative liability for the warrants was measured initially on the note closing date of January 16, 2008 using the Black-Scholes option pricing model. The debt discount is being amortized on a straight-line basis over the life of the January 2008 Notes. As of March 31, 2008 the unamortized balance of the warrant discount was $580,637.
For the three months ended March 31, 2008, the Company amortized $185,796 of debt discount associated with the conversion feature and warrants of the January 2008 Notes. This amount is included in interest expense in the accompanying statements of income.
On March 31, 2008, the fair value of the derivative liability of the conversion feature and warrants was calculated using the Black-Scholes option pricing model. The fair value of the conversion feature and note warrants at March 31, 2008 was $628,660 and $363,063 respectively. Consequently the Company recognized a gain on derivative liability totaling $791,917 for the three months ended March 31, 2008.
The settlement amount of the January 2008 Notes was net of the Original Issue Discount (“OID”) which totaled $548,250 on the date of closing. The Company recorded the liability of the OID to the January 2008 Notes with a corresponding entry to debt discount. The OID is embedded with the note and being amortized to interest expense using the effective interest method over the life of the loan. The unamortized portion of the OID debt discount is reflected as a reduction to the January 2008 Notes on the accompanying balance sheet.

Smart Move, Inc.
Notes to Condensed Financial Statements (unaudited)
For the three months ended March 31, 2008 the Company amortized $64,416 of the OID which is included in interest expense in the accompanying statements of income.
As identified above, in connection with the offering, placement agent warrants to purchase 52,400 common shares were granted. Of the total warrants, 34,933 are exercisable at $0.75 per share and 17,467 are exercisable at $1.00 per share. All warrants have a five year term. The relative fair value of the placement agent warrants was $19,545 at the time of issuance, which was determined using the Black-Scholes option-pricing model. The fair value of the placement agent warrants was allocated to the January 2008 note and is being amortized to interest expense using the effective interest method over the life of the loan.
As identified above, debt offering costs, which totaled $86,200, were paid in connection with the January 2008 Notes. The offering costs are embedded with the January 2008 Notes and being amortized to interest expense using the effective interest method over the life of the loan.
For the three months ended March 31, 2008, the Company amortized $12,424 of debt offering and placement agent costs which are included in interest expense in the accompanying statements of income.
On January 16, 2008, the purchasers of the January 2008 Notes entered into a Loan Purchase Agreement with Silicon Valley Bank (“SVB”) to purchase the Company’s current obligation with SVB. The agreement assigned all of the rights, title and interest under the SVB loan documents to the January 2008 note holders for the purchase price of $348,412. The amount of indebtedness acquired by the holders of January 2008 Notes is considered amounts borrowed under the same terms as agreed upon between Smart Move Inc. and the January 2008 Note holders under the purchase agreement dated January 16, 2008 discussed above. For accounting purposes the Company viewed the assignment of indebtedness as a modification of the original terms of the SVB note. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”) and EITF 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-06”) the Company determined that the revised terms of the debentures constituted a substantial change compared to the original terms. Under EITF 96-19 a substantial change requires the extinguishment of the original notes with SVB. The debt extinguishment resulted in a non-cash loss totaling $21,300 from unamortized debt discounts and loan offering costs.
In conjunction with the January 16, 2008 offering, the Company offered to holders of its November 2007 Notes two options as inducement to relinquish their second lien security interest in the collateral pledged to their notes.
Option A was to convert the notes and accrued interest into common stock at an adjusted conversion price equal to the lower of $0.75 or the “Market Price” on the effective date of the conversion, which was January 16, 2008. As an added inducement to convert the November 2007 Notes, the warrant exercise term of the existing warrants attached to the November 2007 Notes was extended by one year and the exercise price of these warrants was reduced from $1.25 and $1.50, respectively, to $0.95 and $1.20. The Company also agreed that holders electing Option A would be granted a new 5 year common stock purchase warrant exercisable at $1.00 for each $2.00 principal amount converted. Of the $1,071,500 November Notes outstanding, the Company received final elections for an aggregate total of $796,500, plus accrued interest of $16,508, to convert under Option A. The conversion price applicable to the holders electing Option A was $0.65 per share, based upon determination of Market Price. The Option A conversions will result in the issuance of 1,250,040 restricted shares of the Company’s common stock, $0.0001 par value, and the issuance to such holders of new common stock purchase warrants to acquire 398,250 shares at an exercise price of $1.00 per share.
For accounting purposes, the Company evaluated the conversion under EITF 00-19, and EITF 00-27 “Application of Issue No. 98-5 to certain convertible Instruments” (“EITF 00-27”). The Company calculated the fair value of the embedded conversion options using the Black-Scholes pricing model immediately before and after the modification of the conversion price. The increase in the fair value of the conversion options totaled $105,191 and was charged to interest expense in the three months ended March 31, 2008. Under EITF 00-27 the unamortized portion of the Option A beneficial conversion feature, totaling $86,015, was charged to interest expense. Additionally, under EITF 00-27, the unamortized portion of the original debt discounts, totaling $356,922 was relieved and credited back to equity. The Company valued the price reduction and the one year term extension of the existing warrants using the Black-Scholes pricing model immediately before and after the modification. The fair value increase of these warrants totaled $3,982 and was charged to interest expense. The 398,250 new shares of common stock purchase warrants granted were similarly recorded at their fair value using the Black-Scholes pricing model. The fair value of these new warrants, totaling $101,952, was charged to interest expense with a corresponding entry to equity.

Smart Move, Inc.
Notes to Condensed Financial Statements (unaudited)
Note holders electing Option B would retain their status as a debt holder and agree to subordinate their existing second lien security interests to a first lien to be acquired by Purchasers under the Securities Purchase Agreement to the extent of indebtedness not in excess of $4 million. In addition, the Company agreed to reduce the conversion price applicable to their November 2007 Notes from $1.00 to $0.75 per share and reduce the exercise price applicable under their warrants from $1.25 and $1.50 per share to $1.00 and $1.25, respectively. The holders of outstanding November 2007 Notes in the aggregate principal amount of $275,000 elected Option B.
For accounting purposes, the Company viewed option B as a modification of the original terms of the note. In accordance with EITF 96-19, and EITF 06-6, the Company determined that the revised terms of the debentures constituted a substantial change compared to the original terms. The Company evaluated the change in the discounted cash flows between the original terms of the November notes and the revised terms of the Option B notes. The Company compared the change in cash flows and concluded the revised terms were a substantial change of the original November notes. Under EITF 96-19 a substantial change requires the extinguishment of the original notes. The debt extinguishment resulted in a non-cash loss totaling $150,670. The loss on debt extinguishment consisted of $135,820 of unamortized debt discounts on the original notes and $14,850 from the increase in the fair value of the embedded conversion options calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification. The fair value of the embedded conversion options was determined using the Black-Scholes option-pricing model.
The registered broker dealer engaged by the Company to recommend proposed terms for note holders was granted a five year common stock purchase warrant to purchase 50,000 shares of the common stock of the Company exercisable at $0.75 per share. The fair market value of these agent warrants was $18,100 using the Black-Scholes option-pricing model. The Company allocated $13,455 of this value to the Option A converted notes and $4,645 to the Option B new notes. The value of the Option A agent warrants was recorded as interest expense in the first quarter and the value of the Option B agent warrants was allocated to the new November note and is being amortized to interest expense over the remaining life of the note.
On January 22, 2008, the Company amended and restated certain terms of the September 2007 Unsecured Convertible Note. The amended terms included a reduction in the conversion price from $1.80 per share to $0.80 per share. In addition, the Company reduced the applicable exercise prices of three 100,000 share common stock purchase Warrants, from $2.50 to $1.00; $3.25 to $1.25; and $7.50 to $1.50. The term for these warrants remained at five years. For accounting purposes the Company evaluated the modifications in accordance with EITF 96-19, and EITF 06-6. The Company evaluated the change in the discounted cash flows between the original terms of the September 2007 Unsecured Convertible note and the revised terms discussed above. The Company determined that the revised terms of the debentures constituted a substantial change compared to the original terms and thus requires debt extinguishment of the original note under EITF 96-19. The debt extinguishment resulted in a non-cash loss totaling $190,011. The loss on debt extinguishment consisted of $97,711 of unamortized debt discounts on the original notes and $92,300 from the increase in the fair value of the embedded conversion options calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange. The fair value of the embedded conversion options was determined using the Black-Scholes option-pricing model.

Smart Move, Inc.
Notes to Financial Statements (unaudited)
In January 2008 Smart Move sold in a private placement an unsecured convertible note (the “2008 unsecured note”) for $200,000. The 2008 unsecured note bears interest at 12% and matures January 22, 2009. Under the terms of the agreement, interest is payable quarterly and principal is due at maturity. The Note is convertible at a fixed conversion price of $0.75 per share. In connection with the offering, the note holder was issued two separate warrants, each to purchase 285,000 shares of the company’s stock having an exercise price of $1.00 and $1.25 respectively. All the warrants are exercisable for a period of 5 years. In accordance with EITF No. 00-27, the values assigned to both the 2008 unsecured note and the warrants were allocated based on their relative fair values. The fair value of the warrants was determined using the Black-Scholes option-pricing model. Net of the warrant valuations, the fair value of the common stock on the commitment dates exceeded the effective conversion price of the stock resulting in a beneficial conversion feature of $78,127. The amount was recorded as a debt discount and a corresponding increase to paid-in capital. The $200,000 face value of the note (before cash offering costs of $16,000) was allocated $105,873 to the warrants and $94,127 to the note based on their relative fair values. The debt discounts on the 2008 unsecured note including, the warrants, the beneficial conversion feature and the offering costs are being amortized to interest expense, using the effective interest method, over the term of the note.
Total interest expense recognized relating to these discounts and offering costs was $34,355 and $2,987 during the quarter ended March 31, 2008. At March 31, 2008, the unamortized discount and unamortized offering costs on the 2008 unsecured notes was $149,645 and $13,013, respectively

Smart Move, Inc.
Notes to Financial Statements (unaudited)
A summary of long-tem debt and scheduled future maturities as of March 31, 2008 (unaudited) follows:

					2007			2008
		2006	2007	2007	Deferred	2007	2008	January
Year Ending	2005	July	August	September	Interest	November	January	Unsecured
December 31,	Notes	Notes	Notes	Note	Note	Notes	Notes	Notes	Total
2008 (9 months)	$42,643	$—	$—	$—	$—	$275,000	$1,016,090	$—	$1,333,733

2009	52,166	—	1,217,500	—	—	—	2,438,616	200,000	3,908,282

2010	58,782	—	—	540,000	237,000	—	200,294	—	1,036,076

2011	66,237	5,000,000	—	—	—	—	—	—	5,066,237

2012	2,778,825	—	—	—	—	—	—	—	2,778,825

Total	2,998,653	5,000,000	1,217,500	540,000	237,000	275,000	3,655,000	200,000	14,123,153
Less discounts	57,343	3,261,007	16,455	—	—	3,656	2,098,927	149,644	5,587,032
Less offering costs	9,145	436,900	82,926	—	—	—	76,072	13,013	618,056
Less current maturity	55,108	—	—	—	—	275,000	3,655,000	200,000	4,185,108
Current portion of discounts	(16,382)	(455,928)	(66,852)	—	—	(3,656)	(2,174,999)	(162,657)	(2,880,474)

Long-term portion	$2,893,439	$1,758,021	$1,184,971	$540,000	$237,000	$—	$—	$—	$6,613,431

4. SUBESEQUENT EVENTS
On April 14, 2008, Smart Move, Inc. (the “Company”) entered into an Operating Loan and Security Agreement, which provides for funds in the aggregate amount of $750,000 to be advanced to the Company in increments of $250,000 during April and May, 2008. Each advance of funds will be evidenced by a secured convertible note in the face amount of $250,000, due thirty-six months after the date funds are advanced. The secured convertible notes bear interest at 12% per annum, with payment of interest due quarterly in arrears. The notes are convertible at the election of the holder at a conversion price of $0.75 per share until, and at $0.40 per share after, funds aggregating $750,000 have been advanced under the Operating Loan and Security Agreement.
Each secured convertible note will be issued with a five year common stock purchase warrant covering 625,000 shares of the Company’s common stock with an exercise price of $0.80 per share. The loan is secured by a security interest covering 500 of the Company’s proprietary SmartVault™ shipping containers. The Investor agreed to release the security interest granted to him in these vaults if the Company requests that he do so to accommodate the Company’s requirements for any commercial equipment lease or commercial loan. In the event a release of the collateral is requested, the Company will be required to issue, as consideration for the release, a five year common stock purchase warrant covering 1,875,000 shares, having an exercise price of $1.00 per share. The terms of the Operating Loan and Security Agreement provide that the issuance of the shares underlying the secured convertible notes and warrants is subject to the prior approval of the American Stock Exchange of the listing of the shares.
The investor is not an officer or director of the Company, but is considered to be a related person because of his beneficial ownership of in excess of 10% of the Company’s outstanding common stock. The arrangements entered into with the investor were reviewed by the Company’s Audit Committee and approved by the Company’s Board of Directors in accordance with the Company’s policies concerning related person transactions.
The 500 SmartVaults™ pledged as collateral to secure the Company’s indebtedness under the Operating Loan and Security Agreement the investor previously were subject to the security interest of holders of the Company’s 2005 Notes, July 2006 Notes and August 2007 Notes. These note holders concurrently agreed to release their collateral interest in 800 SmartVaults™ to accommodate the transaction and any additional equipment lease or financing arrangements the Company may determine to pursue. In consideration for their voluntary release of collateral interests, the Company agreed to issue five year common stock purchase warrants to the holders of its 2005 Notes, July 2006 Notes and August 2007 Notes covering an aggregate 1,000,000 shares of common stock, at an exercise price of $1.00 per share.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that appear elsewhere in this filing. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this filing. Additional risk factors are discussed in the Company’s audited annual report on Form 10-KSB to which reference should be made.
Liquidity and Going Concern
The unaudited financial statements included in this report have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so, and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2008 the Company had an accumulated deficit of $17,159,413 and negative working capital of $3,773,822. We anticipate that we will continue to operate in a deficit position for the foreseeable future. We will need additional funds in order to fund our operations for the next twelve months based upon our estimated future operations. Due to our inability to generate sufficient revenue to cover operating expenses, we will require additional financing in order to fund our activities and our monthly expenses. There can be no assurance that we will be able to obtain the additional financing we require, or be able to obtain such additional financing on terms favorable to our Company. These circumstances raise substantial doubt about our ability to continue as a going concern.
As a result of previous measures to conserve cash as described in our prior periodic reports, we believe that our existing funds will be sufficient to fund our current operations into the second quarter of 2008. We are pursuing several initiatives to increase revenue generation opportunities, including alliance and referral programs with van lines and other partners. Our affiliate program, for example, is designed to expand the volume of business we do with local movers by providing incentives for them to use our services to provide interstate moves for their customers. We are also in discussions with several corporate relocation companies regarding strategic opportunities to use our services to improve efficiencies and the cost-effectiveness of their managed moves for corporate clients.
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
Based on our prior success in raising capital when required through private placements, we are hopeful that we will be able to secure appropriate financing in the near term. We have no current commitments for additional financing, and there can be no assurance that any private or public offering of debt or equity securities or other funding arrangements could be effected on a timely basis or to an extent sufficient to enable us to continue to satisfy our capital requirements. If we fail to demonstrate an ability to generate sufficient revenue to meet our obligations and sustain our operations, our ability to continue to raise capital may be impaired and we may not be able to continue as a going concern.
In view of our lack of operating history and present inability to generate revenues sufficient to cover our operating expenses, our previous auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.
Our Business
A Smart Move, L.L.C. was formed as a Colorado limited liability company (the “LLC”) on August 11, 2004. On December 6, 2006, A Smart Move, L.L.C merged into Smart Move, Inc. (“Smart Move” or the “Company”), a Delaware corporation and wholly owned subsidiary of the LLC. Smart Move was formed to provide an alternative method of moving household goods through the use of our proprietary SmartVaultstm shipping containers. In June 2005, we began providing services to our customers. We provide intrastate and interstate moving services from 61 of the largest U.S. metropolitan centers from the terminals of our primary transportation provider UPS Freight. We have begun providing service to national van lines that include the use of SmartVaulttm containers to fill orders for small customers whose shipments require an expedited or time guaranteed service. In addition there is an increased demand from corporate clients who need specialized transportation services for high value products that require specialized handling and tracking capabilities. We utilize UPS Freight for outsourcing the majority of our transportation in order to obtain market penetration faster with less infrastructure costs than traditional movers.

Smart Move Strategy
The Smart Move solution provides a flexible, competitively priced and secure moving alternative for the consumer. To compete in the multi-billion dollar annual US moving and storage market, we have designed our business model so that it provides for:
•	Efficient utilization of our proprietary SmartVaulttm containers which is achieved by ensuring that our containers are shipped back from the original destination to the nearest available terminal where they can be utilized in the most efficient manner and by shipping them through long distance courier;

•	Ability to control costs by outsourcing transportation, warehousing, and moving labor;

•	Ability to open new markets with limited capital;

•	Utilization of state of the art tracking and barcode technology; and

•	Ability to expand markets and increase revenue opportunities.
Summary of Financial Results
We are an early stage company and reported our first revenues in July 2005. In 2007 we expanded our fleet of containers to meet anticipated demands. As we move forward we believe increases in sales and moves in progress are key measurements of Smart Move’s financial results as we build out our national growth plans. For the three months ended March 31, 2008, sales were $1,145,290, compared to $947,948 in the same period last year or an increase of 21%. The net loss for the three months ended March 31, 2008 was $3,172,919 compared to a net loss of $1,524,259 for the three months ended 2007. The change in the loss is primarily due to an increase in interest expense of $682,398, an increase in depreciation of $333,889, a loss on debt extinguishment of $361,981, a reduction of income tax benefit of $980,000 for the three months ended March 31, 2007 offset by a gain on derivate liability of $791,917. Net basic loss per share for three months ended March 31, 2008 was $0.26, compared to $0.15 reported in the same period last year.
Cash flows used in operations for the three months ended March 31, 2008 were $2,995,903 compared to cash used of $1,383,907 for the same period in 2007. The use of cash was primarily due to the period operating loss offset by non-cash items of depreciation expense of $796,419, and amortization of debt discounts of $393,415; loss on debt extinguishment of $361,981, offset by a noncash gain on value of derivative liability of $791,917, an increase in accrued interest of $451,097 and an increase in deferred revenue of $134,359 provided cash and a reduction of accounts payable of $1,354,290 was a use of cash.
The following tabular presentation illustrates developments noted during the successive quarters of the current fiscal year of the Company relating to its cost of sales. The table below summarizes sales by quarter and the quarterly gross loss (exclusive of depreciation and amortization) expressed as a percentage of total sales volumes, and the table also shows the quarterly additions to property and equipment which occurred for the successive quarterly intervals:

Three Months
Ended
March 31,
Sales:
2008	$1,145,290
2007	$947,948
Percentage change from 2007 to 2008	21%
Quarterly gross loss as a percentage (exclusive of depreciation and amortization) of 2008 sales	104%
Quarterly gross loss as a percentage (exclusive of depreciation and amortization) of 2007 sales	111%
Additions to property and equipment in 2008	$—
Additions to property and equipment in 2007	$3,747,772

The gross loss is expressed in the table above as a percentage of sales exclusive of depreciation and amortization expense. This information reflects that the Company has been actively concentrating on reducing its service cost associated with delivering moving and storage services, a majority of which has resulted from the Company’s ability to reduce its freight costs incurred for moves. This reduction in freight costs has been achieved through the utilization of better software tools to minimize the number of missed shipments and through a proactive effort to consolidate shipments into a full truck load rather than “LTL” or less than truck load freight in separate partial truckloads, normally enabling a lower freight cost for full loads. The Company also has been able to reduce its warehouse costs by actively seeking to conclude arrangements with lower priced providers. The Company’s labor costs also have declined as a percentage of sales as a result of Smart Move’s continuing efforts to expand its base of labor provider resources within the markets we serve. The increased utilization of our container assets comprising that fleet will help reduce our expenses associated with repositioning of the SmartVault™ containers.
The following table summarizes total sales, completed moves and moves in progress:

					Percentage
					Change
	Three Months Ended		Three Months Ended		Between
	March 31, 2008		March 31, 2007		2007 to 2008
	Number	Amount	Number	Amount

Completed Moves	328	$949,707	237	$801,696

Storage and other		195,583		146,252

Total Sales		$1,145,290		$947,948	21%

	At March 31, 2008		At March 31, 2007

Moves in Progress	485	$1,277,624	241	$681,307	88%

The majority of our sales through the end of the current period in fiscal 2008 were to the general public. As of March 31, 2008, we had 485 moves in progress (that includes advanced billings) which, when completed, will represent revenue of approximately $1.3 million (including deferred revenue of $590,606). The Company recognizes revenue upon completion of all the moving services. The Company delineates a customer move into five stages, 1-5, based on the move status of the customer. Stage five is the final stage, which involves retrieval of the empty vaults from the destination, indicating completion of all required services and triggers revenue recognition. A move in progress is a contracted customer move which has yet to reach stage five. The costs associated with moves in progress are reflected as deferred costs and any cash collected on a move in progress is reflected as deferred revenue. Gross revenue per move declined from 2007 to 2008 as we refined our pricing matrix and completed more smaller moves in 2008. Average revenue per move in progress decreased from 2007 to 2008.

The following table summarizes the components of cost of goods sold:

	Components of Cost of Goods Sold
	Three Months Ended
	March, 31
	2008	2007

Variable Costs including freight, labor, insurance and service	$803,690	$720,885

Percent of Sales	70%	76%

Fixed Costs including GPS and storage costs	$252,904	$202,362

Percent of Sales	22%	21%

Furniture pads and repositioning	$136,399	$132,358

Percent of Sales	12%	14%

Total cost of goods sold (excluding depreciation and amortization)	$1,192,993	$1,055,605

Percent of Sales	104%	111%
Cost of goods sold (excluding depreciation and amortization) is comprised of the following cost categories: variable costs, fixed costs and furniture pads and repositioning. Included in variable costs is, freight, insurance, labor and service costs for which the Company will not incur a charge unless a move is started. We have been able to reduce variable costs through the upgrades of our software, additional personnel to monitor costs and consolidation of loads to take advantage of full truck load freight rates.
Fixed costs are monthly expenses relating to our containers that may or may not be associated with or involved in an actual move during the period. Included in fixed cost is GPS service and storage. Repositioning cost is expected to be reduced as a percentage of sales as the units are positioned in markets based on demand. Furniture pads are expensed in the period purchased. As a result of our accelerated expansion of our fleet of SmartVaultsTM the cost of furniture pads incurred to date is greater, as a percentage of revenue, than the normal replacement cost of pads we anticipate will be expected in the future.
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

Revenue and Cost Recognition
We recognize service revenue and expenses only upon completion of the applicable contract for our services. This policy involves deferring direct and incremental moving expenses, including freight and handling costs and the related revenue, until completion of the services covered by a given contract. We recognize advance billings and the related deferred revenue for contracts in process on a net basis. Advanced billings and related deferred revenue for services that have not been completed in the amount of approximately $227,802 have not been recognized on our balance sheet, at March 31, 2008. As of March 31, 2008, we also deferred expenses of $510,783 on contracts in process and deferred revenue of $590,606 with respect to cash payments we received on contracts in process in accordance with this policy. We incur costs as each move is completed and generally receive payment for the full move upon completion and final delivery of services. As a consequence, we also defer expenses which may exceed advance payments we receive on contracts for which the services remaining to be performed will not be completed until after the end of a given month. The deferral of these associated costs is necessary to properly match revenue with corresponding direct and incremental moving expenses. If we were to recognize these deferred expenses as costs during the year incurred, they would increase our gross loss. For the period ending March 31, 2008, if the deferred costs were expensed, our gross loss would be increased by $510,783.
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
Credit Risk, Service Provider and Supplier Risk
Customers are generally required to pay for their move upon delivery. We mitigate credit risk with respect to trade accounts receivable by extending credit terms only to a limited number of our customers that we deem creditworthy. At March 31, 2008 we had an allowance of $32,000 for estimated credit losses from moves for periods prior to a change in our credit and billing procedures. We continually review the adequacy of the allowance for doubtful accounts and believe we will not incur significant credit losses in the future.
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

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset would generally require management to re-assess the cash flows related to the long-lived assets. As of March 31, 2008, management determined that no impairment existed.
Stock Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R , “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock based compensation is recognized on a straight-line basis over the requisite service period. The amount of compensation expense recognized for options with a graded vesting schedule equals no less than the portion of the award that is vested. SFAS 123R supersedes our previous accounting under APB 25 for periods beginning on or after January 1, 2006. The Company recognized compensation expense related to options of $52,349 and $52,650 for the three months ended March 31, 2008 and 2007 respectively.
In 2008 and 2007, Directors who were not employees of Smart Move receive as part of their compensation for services as directors an annual grant of restricted shares of our common stock having a fair market value of $10,000 for 2007 and $15,000 for 2008, determined as the average closing price of a share of the Company’s common stock for each day during the month of December preceding the grant date. These stock grants vest as to one half of the shares at June 30th and as to the other half at December 31st of each year. The Company expenses these stock grants using the straight-line method over the vesting term and recognized $15,000 of compensation expense during the three months ended March 31, 2008 and $10,000 during the three months ended March 31, 2007.
We expect that equity-based compensation expense for fiscal 2008 and 2009 from all existing awards to employees, officers and directors will be approximately $285,000 per year. This amount represents both stock option awards and restricted stock grants. The performance-based portion of the 228,000 options to purchase shares of common stock issued to our CEO and CFO in September of 2006 are not included in the equity-based compensation expense described above because management has determined that the attainment of the performance targets specified in the employment agreements is not probable. In the event that subsequent developments indicate that the attainment of the performance targets has become probable, our equity-based compensation expense would increase annually for fiscal 2007 and/or 2008. Any future significant awards or changes in the estimated forfeiture rates of stock options and stock grants may impact these estimates.
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

The use of the Black-Scholes model requires that we estimate the fair value of the underlying equity instruments issuable upon the exercise of options and warrants and the conversion of convertible debt into equity. In determining the fair value of our options, warrants and convertible debentures we utilize the market price for our shares and volatility analysis prepared by independent valuation consultants.
Derivatives
The Company follows the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. The Company utilizes the Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.
The Company classifies derivatives as either current or long-term in the balance sheet based on the classification of the underlying instrument, security or contract.

Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of March 31, 2008.

	Payment Due by Period
		2008
	Total	(9 months)	2009	2010	2011	2012	2013
Long-term debt obligations:(1)
Principal (2)	$14,123,153	$1,333,734	$3,908,282	$1,036,076	$5,066,237	$2,778,824	$—
Interest	4,016,356	1,021,599	1,202,657	907,843	633,233	251,024	—
Capital leases (exclude Interest)	213,209	75,194	107,474	30,541	—	—	—
GPS service	165,375	55,125	73,500	36,750	—	—	—

	$18,518,093	$2,485,652	$5,291,913	$2,011,210	$5,699,470	$3,029,848	$—

(1)	Long-term debt obligations reflect payments for the principal and interest that is based on rates that range from 8.23% to 12.00% per annum.

(2)	Long-term debt obligations are presented on the balance sheet net of discounts of $6,205,088 at March 31, 2008.

Smart Move, Inc. entered into employment agreements with the CEO and CFO in 2006. The agreements provide for base salaries of $188,000 and $175,000, respectively. The officers are eligible for bonuses up to 50% of base salaries. In addition, they were granted 342,000 options that vest based upon moves being booked for the 12 month periods ending September 30, 2007, 2008 and 2009. One third of the options are exercisable at $5.00, one third at $6.00 and the balance at $7.00. 114,000 of the $5.00 options were forfeited on September 30, 2007 as the performance criteria was not met. On April 27, 2007 the Board of Directors voted to approve the Compensation Committee’s recommendation to increase executive salaries to $196,000 in the case of the Chief Executive Officer and $182,400 in the case of the Chief Financial Officer with the adjustments to be effective from February 15, 2007. In addition the performance criteria applicable during 2008 will consist of two components, an EBITDA target threshold to be measured both semi-annually and annually, and an annual target for “number of moves.” If the CEO and CFO meet the targets they will be eligible for cash bonuses to be earnable up to the greater of 50% of base salary or $125,000, in the case of the Chief Executive Officer, and up to the greater of 50% of base salary or $110,000 in the case of the Chief Financial Officer. At March 31, 2008, no expense has been recorded.
Results of Operations
Comparison of the three months ended March 31, 2008 and 2007
Sales

	For the
	Three Months Ended
	March 31,
	2008	2007	% Change
	(In thousands, except
	percentages)
Sales	$1,145	$948	21%
Sales increased $197,342 or 21% during the three months ended March 31, 2008 as compared to the comparable period in the prior year. The increase in revenues can be attributed to increased internal sales as well as increased revenue from commercial and national van lines in 2008 compared to 2007. Average gross per move revenue, (including storage) was $3,492 compared to $3,999 in the prior year. The decrease revenue per move is due to the company becoming more competitive with our pricing matrix and completing more smaller moves in 2008
Total cost of moving and storage

	For the
	Three Months Ended
	March 31,
	2008	2007	% Change
	(In thousands, except
	percentages)
Total cost of moving and storage	$1,954	$1,489	31%

Gross loss percent of sales	171%	157%

Cost of moving and storage (exclusive of depreciation and amortization)

	For the
	Three Months Ended
	March 31,
	2008	2007	% Change
	(In thousands, except
	percentages)
Total cost of moving and storage (exclusive of depreciation and amortization)	$1,193	$1,056	13%
Gross loss percent (exclusive of depreciation and amortization) of sales	(104)%	(111)%
Cost of moving and storage consists primarily of the cost of transportation to move the containers (freight). Our cost of moving and storage for the three months ended March 31, 2008, was $1,954,407, resulting in a gross loss of $809,117 (gross loss percentage of 171%), compared to the three months ended March 31, 2007 of cost of moving storage of $1,488,622 and a gross loss of $540,674 (gross loss percentage of 157%). Our gross loss increased $268,443. The increase in the gross loss is attributable to an increase in depreciation expense of $328,397 due to additional SmartVaultsTM being placed into service during 2007, and only a portion were placed into service during the first quarter of 2007. Included in cost of moving and storage for the three months March 31, 2008, was $761,414 of depreciation on our SmartVaultsTM, forklifts, GPS units and flat bed trailers compared to depreciation of $433,017 for prior year period. Our gross profit percentage has been negatively impacted by our high depreciation costs associated with the operational fixed assets necessary to establish the national expansion. Our gross loss (excluding depreciation and amortization) as a percentage of sales decreased from 2008 (104%) to 2007 (111%) by our concentration on reducing costs, through the upgrades of our software, additional personnel to monitor costs and consolidation of loads to take advantage of full truck load freight rates. Included in our costs of moving and storage (exclusive of depreciation and amortization) we have certain costs that are variable, fixed, and repositioning and furniture pad expenses. During the three months ended March 31, 2008 we incurred repositioning costs and furniture pad purchases to stock new van lines that we began doing business with. We believe that our repositioning and furniture pad costs will decrease in the future, (assuming no new containers are added to the fleet), as these costs are incurred to place the assets into position for use. For the three months March 31, 2008 and 2007 we incurred repositioning costs and furniture pad expenditures of $136,399 (representing 12% of sales) and $132.358 (representing 14% of sales), respectively.
As we concentrate on sales growth and improved execution in our logistics, we are seeing improvements in our gross margins as a result of reductions in freight costs achieved by economies of scale, and through enhancements to our logistics software which has reduced costs previously attributed to missed shipment deadlines. In addition, we are reducing warehouse costs and labor costs on our full service moves by expanding our network of third party warehouse and labor providers. Increasing sales revenues in existing locations will also help overcome fixed operational costs and contribute to higher operating margins. By increasing the size of our fleet of containers we will lower repositioning expenses.
Total selling, general and administrative expenses

	For the
	Three Months Ended
	March 31,
	2008	2007	% Change
	(In thousands, except
	percentages)
Total selling, general and administrative expenses	$1,711	$1,709	0%

As a percentage of sales	149%	180%

Total selling general and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Total selling, general and administrative expenses were $1,711,042 for the three months ended March 31, 2008, compared to $1,708,512 for the three months ended March 31, 2007, or a increase of $2,530. The majority of the increase is attributable to an increase in deprecation expense of $5,492. The major components of total selling, general and administrative expenses are comprised of salaries and wages for three months ended March 31, 2008, of $700,383 (including $52,349 of non-cash compensation) compared to salaries and wages for three months ended March 31, 2007, of $522,350 (including non-cash compensation of $52,650) or an increase of $178,033, an increase of investment banking fees of $60,000 offset by an decrease of legal and accounting of $61,939 a decrease in advertising and marketing of $149,078.
Also in total selling, general and administrative expenses was depreciation expense of $35,005, for the three months ended March 31, 2008, compared to depreciation of $29,513, for the three months ended March 31, 2007. We expect selling, general and administrative expenses to increase modestly as we focus our efforts on sales growth. It is our expectation that these expenses will continue to decrease as a percentage of revenue if we are successful in expanding our sales.
Total other expense

	For the
	Three Months Ended
	March 31,
	2008	2007	% Change
	(In thousands, except
	percentages)
Total other expense	$653	$255	398%
As a percentage of sales	57%	27%
Total other expense consists primarily of interest expense, interest income and in 2008 gain on value of derivative liability and a loss on debt extinguishment. Interest expense for the three months ended March 31, 2008 was $1,086,547 compared to $404,149 for the three months ended March 31, 2007. The increase is directly attributable to higher debt levels to fund our equipment purchases and operating loss. Interest income for the three months ended March 31, 2008 was $3,851 compared to $149,076 in the prior year. For the three months ended March 31, 2008, the Company reported a gain on value of derivative liability of $791,917 and a loss on debt extinguishment of $361,981.
As a result, the Company reported a loss before income taxes of $3,172,919 for the three months ended March 31, 2008, compared to a loss before income taxes of $2,504,259 for the three months ended March 31, 2007. The increase in the loss before income taxes is attributable primarily to an increase in depreciation expense of approximately $334,000, an increase in interest expense of $682,398 a loss on debt extinguishment of $361,981 off set by a gain on value of derivative liability of $791,917. In future periods while the January 2008 Notes and related common stock purchase warrants remain outstanding, we generally expect to report a gain on derivative liability as our stock price declines, and a loss on derivative liability as our stock price increases (assuming other assumptions used to estimate fair value remain constant). The non-cash gain or loss reported upon re-measurement of our embedded derivative liability may not be indicative of the operating results of our core business activities, but could significantly affect our future reported basic earnings or loss per share depending on numerous factors including the volatility of our stock price.
For the three months ended March 31, 2007, we recorded an income tax benefit of $980,000, compared to none for 2008, as the income tax benefits were fully utilized in 2007, and since the deferred tax liability has been reduced to zero, we will not recognize a tax benefit on additional net operating losses until we generate taxable income and the use of the net operating losses is more likely than not.
As a result, the Company reported a net loss of $3,172,919 for the three months ended March 31, 2008 compared to a net loss of $1,524,259 for the three months ended March 31, 2007. Net loss per basic and diluted shares was $0.26 for the three months ended March 31, 2008 compared to $0.15 for the three months ended March 31, 2007. Net loss per share is based upon weighted average shares outstanding of 12,166,228 for the three months ended March 31, 2007 compared to 10,171,092 for the three months ended March 31, 2007. The increase in weighted average shares is primarily due to the shares issued in debt and interest conversions in January 2008.

Issuance of Stock Options
We adopted our 2006 Equity Incentive Plan (“Plan”) prior to our initial public offering. We are authorized to issue up to 1,400,000 shares of common stock under the Plan pursuant to options, rights and stock awards. The Plan is administered by the Board of Directors. The exercise price of options granted under the Plan is determined by the Board of Directors at an amount no less than the estimated fair value of our common stock at the date of grant. In January 2008 we granted 343,000 options to employees and no options were exercised during the three months ended March 31, 2008 and they were valued using the Black-Scholes option pricing model assuming a six year exercise period, 70.71% volatility and no forfeitures.
In accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), compensation costs related to share-based payments that vested during the three months ended March 31, 2008 and 2007 and recognized in the Statements of Operations was $52,349 and $52,650, respectively. The Company has recognized $15,000 of expense for the three months ended March 31, 2008 and $10,000 for the three months ended March 31, 2007, relating to the vested portion of restricted stock grants made to non-employee directors in January, 2008 and 2007. In addition we issued 342,000 options to our CEO and CFO in connections with their employment agreements prior to the effectiveness of our 2006 Plan. These options vest subject to performance conditions based upon moves booked for the 12 month periods ending September 30, 2007, 2008 and 2009. One third of the options are exercisable at $5.00, one third at $6.00 and the balance at $7.00. As of December 31, 2007, 114,000 (exercisable at $5.00) of these were subject to vesting at September 30, 2007, and have been forfeited as the performance conditions were not satisfied at the vesting date.
Liquidity and Capital Resources
We expect the legal, accounting and other expenses that we incur as a public company on an annual basis to be at least $600,000.
From inception through March 31, 2008, we have financed our operations through the private placement sales of our equity securities for gross proceeds of approximately $7 million, the private placement issuance of convertible debentures for gross proceeds of $17 million, bank and capital lease financing for equipment purchases totaling $2.7 million, and the public sale of our securities in our IPO for net proceeds of approximately $14.3 million. At March 31, 2008 we had working capital deficit of $3,773,822.
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

Cash Flows
Smart Move’s largest source of cash flow from operations is cash collections from customers. Smart Move’s standard payment terms are such that the entire balance is due at the earlier of the 28th day after the containers are delivered to the customer for loading or when the containers are delivered to the customer’s final destination point. Net cash used in operations was $2,995,903 for the three months ended March 31, 2008. Cash was consumed by the net loss of $3,172,919, less non-cash expenses of $796,419 for depreciation, $393,415 of amortization of debt discounts, $67,349 of non-cash compensation, loss on debt extinguishment of $361,981, additional shares issued upon conversion of debt to equity of $86,015 offset by a non cash gain on value of derivative liability of $791,917 and a bad debt recovery of $13,000. Cash was also consumed by increases in accounts receivable of $10,701, a reduction in accounts payable of $1,354,290. An increase in deferred revenue of $134,359, an increase in accrued interest of $451,097, decrease in packing supplies of $1,247 a decrease in contracts in process of $6,702 and a decrease in prepaid of $48,340 provided cash.
Investing Activities
For the three months ended March 31, 2008 net cash outflows from investing activities consisted of a deposit of $10,000, compared to the three months ended March 31, 2007 net cash outflows from investing activities of approximately $2.3 million was attributable to purchases of property and equipment totaling $2.2 million, investment in capitalized software of approximately $70,000 and a deposit on office lease of $20,000.
Financing Activities
For the three months ended March 31, 2008 financing activities consisted of net proceeds from notes payable of $3,204,550 reduced by repayments on debt and capital leases of $384,216, for net cash provided by financing activities of $2,820,334. For the three months ended March 31, 2007 financing activities consisted primarily of repayments on debt and capital leases of $180,681.
Convertible Promissory Notes
At March 31, 2008, the Company had secured and unsecured promissory notes outstanding of $14,123,153 in principal. The secured promissory notes bear interest at 7% to 12% per annum. Only interest on the October 2005 notes aggregating $3,000,000 was specified to be payable during the first two years after issuance. On the third anniversary of the 2005 notes issuance, the Company was required to begin making principal payments on the notes on a five-year amortization basis. In November 2007, the holders of $2,700,000 of the 2005 notes agreed to waive and defer the monthly principal amortization in exchange for a reduced conversion price and other consideration in the form of warrants. In conjunction with amended and restated terms of the 2005 notes, the Company issued convertible notes totaling $355,500 to certain of the 2005 Notes holders bearing interest at 12% per annum in exchange for their agreement to defer interest payments. This deferred interest note matures in October 2010 and is shown net of deferred interest. As of March 31, 2008 the deferred interest amount was $118,500 and the principal outstanding $237,000. Holders of the remaining $300,000 of the 2005 notes preserved the original terms of the note agreement and were paid approximately $1,347 of principal in the first quarter of 2008. The August 2007 notes, in the amount of $1,217,500, bear interest at the rate of 12% per annum payable quarterly with the principal due on September 1, 2009. The November 2007 notes, in the amount of $275,000, bear interest at 12% per annum. Interest and principal on this note is payable on the maturity date, October 31, 2008. The $275,000 November 2007 note holders are secured by a second lien on certain assets held as security for the January 2008 secured note holders. These secured promissory notes, aggregating $4,491,153, may be prepaid in whole or part without any prepayment penalty. The July 2006 notes, in the amount of $5,000,000, require interest to be paid annually beginning July 2007 for 5 years and all principal and any remaining interest is due at maturity. The July 2006 notes are subject to a 2% pre-payment penalty for the first two years, unless our stock trades at a 25% premium to the initial public offering price of our stock. In September 2007 the company issued a $540,000 unsecured promissory note bearing interest at 7% per annum payable quarterly. The principal amount is due September 2, 2010. The unsecured note was restructured in January 2008, and at that time the investor loaned the company an additional convertible unsecured promissory note in the amount of $200,000. The $200,000 unsecured note bears interest at 12% per annum payable quarterly and matures in January 2009. In January 2008, the company entered into secured promissory notes aggregating $3,655,000 that mature on January 15, 2010. The lenders purchased these notes at a price equal to 85% of the issue amount representing a 15% original issue discount. These notes are secured by a first lien on all of the company’s container assets and its container tool mold. The January secured 2008 notes bear interest at 11% per annum. The notes are interest only for the first six months, and on August 1, 2008 the notes amortize monthly over the remaining 18 months of the term of the note. The redemption payments and interest payable on the January 2008 Notes can be made in either cash or common stock at the election of the Company, provided the shares issued as payment have been registered or are eligible for sale by the holder subject to Rule 144. Shares of common stock applied in payment of the amount of interest owing are to be issued to the holders at a 15% discount to the closing bid price of the common stock for the average of the lowest five (5) trading days during the previous twenty (20) days immediately preceding the payment date.

The number of shares required to be issued to pay interest would be reduced over time as the principal amount outstanding is amortized. If we issue registered shares in lieu of cash to make a payment of the amount of principal, the shares are issued at a conversion rate equal to 80% of the average daily closing price for our common shares for the five (5) consecutive trading days preceding the principal and interest payment date. The amount of shares we registered included all of the shares underlying the holders’ warrants, but only 1,625,744 shares of common stock issuable by the Company in its discretion in payment of principal and/or interest. This number of shares registered does not cover the number of shares that would be required if all payments are made in kind or if the January 2008 Notes are all converted because recent amendments to Rule 144 will allow sales of shares acquired in conversion or redemption of debt after a six months holding period subject to Rule 144 requirements. Additionally, the Company’s right to make payment in shares during the term of the January 2008 Notes is limited by a 4.99% conversion cap. The Company may require the Purchaser to convert the remaining principal amount outstanding on its Debenture to the extent the shares have been registered or are eligible for sale under Rule 144 if the fair market value of our common stock for at least the immediately preceding ten consecutive trading days is not less than 175% of the fixed conversion price. This feature would result in full conversion if the average volume during a ten (10) day period is at least 100,000 shares per day, 50% conversion if volume is at least 75,000 shares per day, and 25% conversion if the average volume during such ten (10) day period is at least 50,000 shares per day.
Of the $2.99 million 2005 notes, $2.7 million may be converted at a price of $3.00 per share and $298,653 are convertible at $5.00 per share. The $355,500 deferred interest notes are convertible at a price of $1.00. The July 2006 $5.0 million notes are convertible at a price of $3.75. The August 2007 $1.2 million notes may be converted at a price of $2.00 and the November 2007 $275,000 notes are convertible at $0.75 per share. The September 2007 and January 2008 unsecured notes are convertible at a price of $0.80 and 0.75 respectively. The January 2008 Notes aggregating $3.65 million are convertible at a price of $0.75; however the conversion price is subject to an anti-dilution provision or “lowest fixed conversion price” in the event an unrelated subsequent financing arrangement includes a lower conversion price. The conversion price on these notes is also subject to a reduced default conversion price in the event of default.
The Company did not make certain scheduled interest payments for the quarter ended December 31, 2007 and March 31, 2008, as required under the terms of the August 2007 and 2005 Notes (the “Notes”). Although not a default which gives rise to a right of acceleration of the indebtedness evidenced by these convertible notes, unless waived, as a result, the Company will be obligated to pay a default interest rate of 18% per annum on all outstanding principal amounts until the scheduled interest payments under the terms of the Notes are paid current. As of March 31, 2008, $91,448 of interest on the August 2007 Notes and approximately $50,000 of interest on the 2005 note holders was due and payable. As of the date of this filing, interest on these notes remains unpaid.
On August 28, 2007, an Intercreditor Agreement and Stipulation (the “Intercreditor Agreement”) was entered into by the holders of the August 2007 Notes, the 2005 Notes and the 2006 July Notes which precludes acceleration of the August 2007 note principal amount as long as the 2005 Notes and the 2006 July Notes are not in default. As of March 31, 2008, the Company is current in its payments of principal and interest under the terms of the 2006 July Notes and $1,975,000 of the 2005 Notes. In addition, the terms of the Intercreditor Agreement requires a majority affirmative election from the collective note holders to accelerate the maturity of any obligation under default. As of the date of this filing there has been no such formal notice of acceleration and therefore $1,025,000 of the 2005 notes and the August 2007 notes have been classified as long-term.
The above convertible promissory notes will have substantial financial impact on our future financial statements in accordance with proper accounting procedures of EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF No. 00-19 “Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. As of March 31, 2008 we have allocated $6.2 million of the $14.1 million total debt to the detachable warrants and beneficial conversion feature. Our future financial statement will reflect interest expense calculated at an effective interest rate of 64% on the detachable warrants and beneficial conversion feature.

Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
As a smaller reporting company Smart Move, Inc. has elected not to provide this disclosure.
Item 4. Controls and Procedures
As of December 31, 2007, and again at March 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.
This conclusion reflects our management’s earlier determinations in connection with the evaluation performed as of the end of prior fiscal quarters following the Company’s initial public offering in December 2006 that becoming a reporting company under the Exchange Act placed significant burdens on the Company’s financial reporting systems and internal personnel and other resources. The Certifying Officers also previously determined as of September 30, 2007 that the Company’s financial management team did not have sufficient experience in the preparation of the narrative disclosures in notes to the interim financial statements to ensure that the disclosure controls and procedures we maintain (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.
In connection with their evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008, the Certifying Officers noted that the Company’s financial team has expanded its technology and personnel resources utilized in connection with the recording of transactions. Although the financial management staff of the Company has acquired additional expertise to support its ongoing preparation of its financial statements additional financial expertise will be required to evaluate, account for and prepare financial statement disclosures consistent with the complex accounting requirements of certain financing transactions of the Company.
During 2008, the Certifying Officers, with the Company’s other management representatives, will complete remediation measures which may include engaging a financial accounting firm to help the Company evaluate, account for and prepare financial statement disclosures for complex accounting transactions.
We will also monitor our disclosure controls and procedures on a continuing basis to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is appropriately accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. In the future as such controls change in relation to developments in the Company’s business and financial reporting requirements, our evaluation and monitoring measures will also address any additional corrective actions that may be required.
Our management intends to pursue the highest attainable accounting standards but does not expect that our disclosure control procedures or our internal control over financial reporting will ever prevent all potential errors and ensure detection of fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not a party to any pending legal proceedings nor are we aware of any threatened legal proceedings against us that, individually or in the aggregate, would have a substantial adverse effect on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Securities and Use of Proceeds
On January 15, 2008, Smart Move, Inc. (the “Company”) sold Secured Convertible Debentures with attached Warrants pursuant to a Securities Purchase Agreement to accredited investor entities and individuals (collectively “Purchasers”). Included among the Purchasers is one individual who currently holds in excess of 10% of the Company’s outstanding common stock, but who is not an officer or director of the Company. The purchase of securities by this individual under the Securities Purchase Agreement was separately reviewed by the Audit Committee and approved by the Company’s Board of Directors.
A pre-condition of the Purchasers’ agreement to complete the purchase of the debentures and warrants pursuant to the Securities Purchase Agreement required that the Company provide a senior security interest covering assets pledged to secure indebtedness to Silicon Valley Bank. The Purchasers’ agreement was also conditioned upon the Company’s obtaining an agreement from the holders of the Company’s November 2007 Secured Convertible Notes (“November 2007 Notes”) to convert their notes or further subordinate their existing junior security interests securing the November 2007 Notes which cover the same collateral pledged as a senior security interest to Silicon Valley Bank.
In order to determine the most expeditious means of securing the required conversion elections or subordinations, the Company engaged the services of a registered broker dealer to solicit the agreement of existing holders to elect one of two options for the conversion or subordination of their existing convertible notes and warrants in exchange for the amendment of terms and additional warrants described as follows: (i) Option A — to convert notes and accrued interest into common stock at an adjusted conversion price equal to the lower of $0.75 or the “Market Price” (as defined below) on the effective date of the conversion, which was January 16, 2008; or Option B — to retain status as a debt holder and to agree to subordinate their existing second lien security interests to a first lien to be acquired by Purchasers under the Securities Purchase Agreement to the extent of indebtedness not in excess of $4 million. Holders electing Option A were subject to amendments reducing the conversion price of their November 2007 Notes from $1.00 to $0.75 contingent on actual conversion. As an added inducement to convert the November 2007 Notes, the warrant exercise term of existing warrants attached to the November 2007 Notes was extended by one year and the exercise price of these warrants was reduced from $1.25 and $1.50, respectively, to $0.95 and $1.20. The Company also agreed that holders electing Option A would be granted a new 5 year common stock purchase warrant exercisable at $1.00 for each $2.00 principal amount converted. In the case of holders electing Option B, the Company agreed to reduce the conversion price applicable to their November 2007 Notes from $1.00 to $0.75 per share and to reduce the exercise price applicable under their warrants attached to the November 2007 Notes from $1.25 and $1.50 per share to $1.00 and $1.25, respectively. The terms of the proposal made to the November 2007 Holders as described above were formulated and recommended to the Company’s Board of Directors by the registered broker dealer engaged to solicit the holder agreements to convert or subordinate. The proposals were approved by the Company’s Board of Directors upon a vote in which four of the Company’s six directors who had declared their personal interest in the transaction, having purchased November 2007 Notes aggregating $85,000 total principal amount, did not participate. The elections received from holders of the November 2007 Notes, all accredited investors, were conditioned upon the actual closing and funding of the new securities investments made by Purchasers under the Securities Purchase Agreement described above. The Company received final elections to convert under Option A described above from holders of the outstanding November 2007 Notes in the aggregate principal amount of $796,500, which will result in the issuance of 1,250,040 restricted shares of the Company’s common stock, $0.0001 par value, and the issuance to such holders of new common stock purchase warrants to acquire 398,250 shares at an exercise price of $1.00 per share. The holders of outstanding November 2007 Notes in the aggregate principal amount of $275,000 elected to maintain their status as debt holders, but elected the terms of Option B described above to subordinate their security interests in favor of the Purchasers’ senior security interest to be acquired in certain assets upon payment of outstanding debt to Silicon Valley Bank. The conversion price applicable to the holders electing Option A was $0.65 per share, based upon determination of Market Price as equal to the lower of $0.75 or the five day average closing price of the Company’s common stock ending on the January 15, 2008 effective date of the Company’s closing of its transaction with the Purchasers under the Securities Purchase Agreement. The elections, amendments of terms and right to receive an additional warrant (in the case of holders electing conversion to common stock) were conditioned upon the closing of the securities sale transaction with the Purchasers pursuant to the Securities Purchase Agreement signed effective January 15, 2008 and the actual funding of a $3 million level of investment by the Purchasers which occurred on January 16, 2008.

The registered broker dealer engaged by the Company to recommend suitable proposal terms and to solicit holder elections pursuant to the proposal received no cash compensation for its services but was granted a five year common stock purchase warrant covering 50,000 shares of the common stock of the Company exercisable at $0.75 per share.
As reported previously the Company sold a 7% Unsecured Convertible Note due September 2, 2010 in the face amount of $540,000 an accredited investor, together with three separate warrants each covering 100,000 shares of common stock, exercisable until December 5, 2011. As an inducement to the same purchaser to make an additional investment concurrently with other financing being obtained by the Company, the Company entered into an Amended and Restated Note and Warrant Purchase Agreement with the purchaser on January 22, 2008 and received gross proceeds of $200,000 on January 23, 2008. Under the terms of the Amended and Restated Note and Warrant Purchase Agreement the Company agreed: i)to sell a new 12% Unsecured Convertible Note, $200,000 face amount, with interest payable quarterly and principal due at maturity on September 22, 2009, having a fixed conversion price of $0.75 per share ii)to issue two separate warrants, each to purchase 285,000 shares of the Company’s common stock, $0.0001 par value, having an exercise price of $1.00 and $1.25, respectively and (iii) to amend and restate certain terms of the 7% Unsecured Convertible Note, substituting the form of amended note which has a conversion price of $0.80 per share; and (iv) to reduce the applicable exercise prices of three 100,000 share common stock purchase Warrants issued to the purchaser in September 2007, from $2.50 to $1.00; $3.25 to $1.25; and $7.50 to $1.50.
On January 31, 2008 we completed the acquisition of Star Relocation Alliance, Inc. (“Star Alliance”), whereby Smart Move, Inc. acquired certain business assets of Star Alliance which included trademarks, trade names and operating assets relating to Star Alliance’s co-branded and private label move management programs offered to the real estate brokerage community, third party relocation companies and HR departments of major corporations.
The purchase price consisted of the issuance of restricted shares of our Common Stock, par value $.0001 per share, to Star Relocation Network Alliance, Inc. consisting of 80,000 fully paid and non-assessable shares at the closing and 100,000 shares of Common Stock issuable under a 3 year common stock purchase warrant at an exercise price of $1.20; and potentially, an additional 20,000 to 45,000 shares of fully paid and non-assessable shares Common Stock as an earnable purchase price component for such assets provided top line revenues achieved in fiscal 2008 as a result of deploying the acquired assets are above specified thresholds.
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

SMART MOVE, INC.

Date: May 15, 2008	By:	/s/ Chris Sapyta Title: Chief Executive Officer
(Principal Executive Officer)

SMART MOVE, INC.

Date: May 15, 2008	By:	/s/ Edward Johnson Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT

Exhibit No.	Description of Exhibit
†3.1	Certificate of incorporation, as amended and restated

†3.2	Bylaws

*10.1	Agreement for Purchase and Sale of Assets between Star Relocation Network Alliance, Inc. and Smart Move, Inc. dated January 31, 2008

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer and of the Chief Financial officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-32951.

†	Previously filed with Smart Move’s registration statement on Form SB-2 (SEC File No. 333-137931) and incorporated by reference herein

*	Filed herewith