Form 10-Q
period 2008-06-30
SMART MOVE, INC.
filed 2008-08-14
CIK 1349108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2008 there were 12,660,673 shares of the registrant’s Common Stock ($0.0001 par value) outstanding.

Cautionary Note regarding Forward-Looking Statements
Statements in this report on Form 10-Q concerning our future expectations regarding our financial condition, results of operation and business are “forward-looking statements” for which we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. When used in this report, the words “may,” “will,” “should,” “anticipate,” “believe,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements are subject to uncertainties that could cause actual results to differ materially from our expectations, including risks relating to implementation of our business plans, our financing requirements, our ability to raise the additional capital we require, and other risks discussed in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report or in our most recent Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2007. Please consider our forward-looking statements in light of those risks as you read this report.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Smart Move, Inc.
Condensed Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$156,433	$369,189
Accounts receivable trade, net of allowance of $32,000 and $45,000, respectively	282,028	80,112
Packing supplies	90,905	94,437
Contracts in process	952,258	517,485
Prepaids and other	132,866	146,259

Total current assets	1,614,490	1,207,482

Property and equipment, net	14,474,454	15,942,718
Other assets	190,921	113,546

	14,665,375	16,056,264

Total assets	$16,279,865	$17,263,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,276,378	$2,550,281
Accrued interest	822,668	435,804
Deferred revenue	827,356	456,247
Current portion of long-term debt and notes payable, net of discounts of $3,199,227 and $1,051,310, respectively	1,934,440	409,070
Derivative liability	1,607,340	—
Current portion of obligations under capital leases	95,655	91,648

Total current liabilities	7,563,837	3,943,050

Long-term liabilities:
Long-term debt and notes payable, less current portion, net of discounts of $3,207,424 and $3,552,103, respectively	6,777,031	6,353,045
Obligations under capital leases, less current portion	92,984	145,653

Total long-term liabilities	6,870,015	6,498,698

Total liabilities	14,433,852	10,441,748

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized 12,399,623 and 10,979,699 issued and outstanding, respectively	1,239	1,097
Additional paid-in-capital	22,062,391	20,807,395
Accumulated deficit	(20,217,617)	(13,986,494)

Total shareholders’ equity	1,846,013	6,821,998

Total liabilities and shareholders’ equity	$16,279,865	$17,263,746

Smart Move, Inc.
Condensed Statements of Operations

	Three Months Ended June 30,
	2008	2007
	(unaudited)

Sales	$1,747,135	$1,344,171

Cost of moving and storage	1,700,403	1,609,526
Depreciation and amortization	613,105	877,708

Total cost of moving and storage	2,313,508	2,487,234

Gross loss	(566,373)	(1,143,063)

Selling, general and administrative expenses	1,561,447	1,535,354
Depreciation and amortization	34,292	38,107

Total selling, general and administrative expenses	1,595,739	1,573,461

Operating loss	(2,162,112)	(2,716,524)

Other income (expense):
Interest income	443	110,654
Interest expense	(956,533)	(1,235,769)
Gain on value of derivative liability	59,998	—

Total other expense	(896,092)	(1,125,115)

Loss before income tax benefit	(3,058,204)	(3,841,639)
Income tax benefit	—	(1,387,000)

Net loss	$(3,058,204)	$(2,454,639)

Net loss per share:

Basic and diluted	$(0.25)	$(0.23)

Shares used to compute net loss per share:
Basic and diluted	12,399,623	10,476,941

Smart Move, Inc.
Condensed Statements of Operations

	Six Months Ended June 30,
	2008	2007
	(unaudited)

Sales	$2,892,425	$2,292,119

Cost of moving and storage	2,893,396	2,665,131
Depreciation and amortization	1,374,519	1,310,725

Total cost of moving and storage	4,267,915	3,975,856

Gross loss	(1,375,490)	(1,683,737)

Selling, general and administrative expenses	3,237,484	3,214,353
Depreciation and amortization	69,297	67,620

Total selling, general and administrative expenses	3,306,781	3,281,973

Operating loss	(4,682,271)	(4,965,710)

Other income (expense):
Interest income	4,294	259,730
Interest expense	(2,043,080)	(1,639,918)
Gain on value of derivative liability	851,915	—
Loss on debt extinguishment	(361,981)	—

Total other expense	(1,548,852)	(1,380,188)

Loss before income tax benefit	(6,231,123)	(6,345,898)
Income tax benefit	—	(2,367,000)

Net loss	$(6,231,123)	$(3,978,898)

Net loss per share:

Basic and diluted	$(0.51)	$(0.39)

Shares used to compute net loss per share:
Basic and diluted	12,282,926	10,324,861

Smart Move, Inc.
Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(6,231,123)	$(3,978,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,443,816	1,254,281
Vault inventory used for repairs	26,803	—
Impairment	—	124,064
Non-cash compensation	145,800	116,982
Gain on value of derivative liability	(851,915)	—
Bad debt (recovery) allowance	(13,000)	8,726
Amortization of debt discount	935,470	1,100,225
Loss on debt extinguishment	361,981	—
Incentive to induce conversion of debt to equity	86,015	—
Deferred income tax benefit	—	(2,367,000)
Change in operating assets and liabilities:
Accounts receivable	(188,916)	(264,468)
Packing supplies	3,532	(104,644)
Prepaids and other	(1,228)	(51,266)
Contracts in process	(434,773)	(108,856)
Accounts payable	(273,905)	1,036,457
Accrued interest	746,452	312,221
Deferred revenue	371,109	114,775

Net cash used in operating activities	(3,873,882)	(2,807,401)

Cash flows from investing activities:
Additions of property and equipment	(2,355)	(8,330,942)
Deposits on office lease	—	(24,200)

Net cash used in investing activities	(2,355)	(8,355,142)

Cash flows from financing activities:
Proceeds from notes payable	4,259,817	—
Notes payable issuance costs	(170,200)	—
Payments on bank debt	(377,474)	(331,764)
Payments on obligations under capital leases	(48,662)	(43,091)

Net cash provided by (used) in financing activities	3,663,481	(374,855)

Net decrease in cash and cash equivalents	(212,756)	(11,537,398)
Cash and cash equivalents at beginning of period	369,189	14,235,823

Cash and cash equivalents at end of period	$156,433	$2,698,425

Smart Move, Inc.
Condensed Statements of Cash Flows
A Smart Move, Inc.
Condensed Statements of Cash Flows (continued)
(unaudited)

Six Months Ended June 30,	2008	2007

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$275,144	$227,472

Supplemental disclosure of noncash investing and financing activities:

Equipment acquired included in accounts payable	$—	1,233,323
Conversion of accrued interest to common shares	$241,088	$—
Conversion of debt to common shares	$439,578	$1,373,867
Allocation of value to warrants and beneficial conversion feature in connection with debt offerings	$243,421	$—
Purchase of assets with common shares and warrants	$78,100	$—
Fair value of conversion option and warrants included in loss on debt extinguishment	$107,151	$—
Recovery of deferred offering costs in accounts payable	$—	$32,108
Adoption of FIN 48 increase in deferred tax liability and accumulated deficit	$—	$80,000

Smart Move, Inc.
Notes to Financial Statements (unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited interim condensed financial statements have been prepared by Smart Move, Inc. (“Smart Move” or the “Company”) in accordance with the instructions to quarterly reports on Form 10-Q and article 10 of regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principals generally accepted in the United States have been condensed or omitted. Consequently, these unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s latest Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2008. Interim results are not necessarily indicative of results for a full year.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying condensed financial statements include allowances for doubtful accounts, determination of income taxes, contingent liabilities, useful lives used in depreciation and amortization and the assumptions utilized to compute stock-based compensation and other equity instruments. Actual results could differ from those estimates.
Going Concern
The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate the Company as a going concern. However, the Company has sustained substantial operating losses since inception and has used substantial amounts of working capital in its operations. These conditions raise substantial doubt in the Company’s ability to continue as a going concern. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements and succeed in establishing profitability of its future operations. Management’s plans include increasing revenue opportunities directly through new marketing programs targeted to the relocation industry, partnerships with van lines and other strategic alliances. The Company has implemented an affiliate program designed to work with local movers to use its services to provide inter-state moves. In addition, the Company is working with corporate relocation companies to use its services for their corporate customers. The Company’s Board of Directors has authorized management to explore the full range of strategic alternatives available to address financing objectives and enhance shareholder value. The alternatives being pursued include raising capital through commercial loans, equipment leasing transactions and additional public or private offerings of the Company’s securities. Concurrently, the Company will evaluate cost control measures such as restructuring current debt obligations, reductions of workforce, changes in storage options and changes in transportation providers. The Company expects to increase its revenues during fiscal 2008. However, there can be no assurance that the anticipated revenues and corresponding cash flows will materialize. At March 31, 2008, the Company indicated that it would require additional funding of approximately $2,500,000 during 2008 in order to finance its operations, make debt payments and implement its business plan. During the second quarter the Company received $900,000 of funding relating to the Operating and Security Agreement and the May 2008 PPM Secured Notes. Subsequent to June 30, 2008 the Company has received additional funding of $355,000 under the May 2008 PPM Secured Notes. As of the date of this filing, the Company has a definitive agreement for an additional funding of $750,000, but has not yet secured commitments to fulfill the balance of its projected $2,500,000 requirement.
While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements, this is predicated upon the Company conducting the closings and receiving proceeds anticipated pursuant to its current capital investment commitments and to continue to raise additional capital to maintain operations and execute its business plan until the peak summer moving season of 2009. There can be no assurance that the Company’s further capital raising will be successful.
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

Smart Move, Inc.
Notes to Financial Statements (unaudited)
Business Acquisition
In connection with management’s plans to increase revenue opportunities, on January 31, 2008, the Company acquired certain business assets of Star Relocation Network Alliance, Inc. (“Star Alliance”), including trademarks, trade names, a customer list and other intangible assets related to Star Alliance’s co-branded and private label move management programs offered to the real estate brokerage community, third party relocation companies and human resource departments of major companies. In exchange for the business assets, the Company issued 80,000 shares of common stock (fair value of $55,200) and warrants, exercisable for 3 years, to purchase 100,000 shares of common stock at an exercise price of $1.20 per share (fair value of $22,900). The acquisition has been accounted for as a business combination and the results of operation related to the business assets were not significant from the January 31, 2008 acquisition date. Had the business acquisition occurred on January 1, 2008, the Company’s results of operations and loss per share would not be significantly different from reported amounts. The purchase price has been substantially allocated to identifiable intangible assets and the resulting amortization, and any changes upon finalization of the preliminary allocation, is not expected to be significant to the Company’s results of operations.
Advanced Billings
Smart Move recognizes advanced billings and the related deferred revenue of contracts in process on a net basis. Cash payments totaling $827,356 which were received on advanced billings as of June 30, 2008 and $456,247 as of December 31, 2007, are included in the financial statements as deferred revenue. The Company has advanced billings for which no cash has been received of approximately $418,531 and $351,059 as of June 30, 2008 and December 31, 2007, respectively, which have not been recognized in accounts receivable or deferred revenue at the balance sheet dates.
Customer Concentrations
At June 30, 2008, one customer accounted for 28%, another customer accounted for 19% and a third customer accounted for 15% of the Company’s accounts receivable. As of December 31, 2007, no customer accounted for more than 10% of the Company’s accounts receivable. For the three and six months ended June 30, 2008 and 2007, no single customer accounted for more than 10% of total revenue.
Stock Based Compensation
In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Share-Based Payments” (“SFAS 123R”), the Company records stock-based compensation expense for all share-based payment arrangements, including stock options, warrants and restricted stock grants. There were no options exercised in the six months ended June 30, 2008. During the same period, the Company granted 413,000 options. Compensation cost related to share-based payments that vested during the three and six months ended June 30, 2008 and which are recognized in the Statements of Operations, was $63,451 and $115,800, respectively. For the three and six months ended June 30, 2007 the compensation cost recognized in the Statements of Operations, was $46,715 and $96,982, respectively.
On January 15, 2008, Smart Move granted 89,884 shares of restricted common stock, valued at $60,000, to its non-employee directors that vest during the year ended December 31, 2008, in accordance with the Company’s compensation plan for non-employee directors. The Company recognized $15,000 and $30,000 of expense for the three and six months ended June 30, 2008, respectively, relating to this stock grant. During the six months ended June 30, 2007, the Company issued 8,676 shares of stock valued at $40,000 to the non-employee directors for which the Company recognized $20,000 of expense for the six months ended June 30, 2007.
Loss Per Share
Loss per share is computed based on the weighted average number of shares outstanding each period. Convertible notes, stock options, unvested grants of restricted stock and warrants are not considered in the calculation, as the impact of the potential dilution (30,306,230 shares at June 30, 2008 and 10,034,977 shares at June 30, 2007) would be to decrease basic loss per share. Therefore, diluted loss per share is equivalent to basic loss per share for all periods shown.

Smart Move, Inc.
Notes to Financial Statements (unaudited)
Derivatives
The Company follows the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of its common stock. The Company utilizes the Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.
The Company classifies derivatives as either current or long-term in the balance sheet based on the classification of the underlying instrument, security or contract. For accounting purposes, a sequencing approach under EITF 00-19 as it pertains to toxic securities is permitted. Under the sequencing approach, some contracts may continue to qualify as equity under EITF 00-19 despite the existence of a “toxic” security. The sequencing approach permits tainted contracts to be evaluated based on (1) earliest issuance date or (2) latest maturity date. For purposes of applying EITF 00-19 to tainted securities, the Company has elected to employ the earliest issuance date to its debt instruments issued subsequent to the January 2008 Notes.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier adoption is permitted, provided a company has not yet issued financial statements, including for interim periods, for that fiscal year. Effective January 1, 2008, Smart Move partially adopted SFAS No. 157, for financial assets and liabilities and certain non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a recurring basis and deferred adopting SFAS No. 157 for non-financial assets and liabilities recognized at fair value on a non-recurring basis until January 1, 2009.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As of March 31, 2008, the Company did not elect the fair value option on any financial instruments or certain other items as permitted by SFAS 159.
In December 2007, the FASB issued statement No. 141 (R) “Business Combinations.” This Statement establishes principles and requirements applicable to the manner in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company does not believe the adoption will have a material impact on its financial statements.

Smart Move, Inc.
Notes to Financial Statements (unaudited)
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
2. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	June 30,	December 31,
	2008	2007
SmartVaultsTM	$10,455,033	$10,455,033
GPS equipment	1,574,317	2,587,199
Vault mold	1,773,751	1,773,751
Rolling stock and trailers	3,773,853	3,773,853
Container components	1,058,662	1,085,465
Office equipment	464,163	461,808
Leasehold improvements	11,475	11,475

	19,111,254	20,148,584
Less accumulated depreciation	(4,636,800)	(4,205,866)

Property and equipment, net	$14,474,454	$15,942,718

Depreciation expense was $1,443,816 and $1,254,281 for the six months ended June 30, 2008 and 2007, respectively. Depreciation expense was $647,397 and $791,751 for the three months ended June 30, 2008 and 2007, respectively. During the second quarter of 2008, the Company wrote off $1,012,882 of fully depreciated GPS units, reducing the cost basis and accumulated depreciation. `
During the year ended December 31, 2007, the Company began assembling a majority of its SmartVault™ containers at its Denver warehouse. The Company receives the components required to be assembled or affixed, consisting of the plastic walls, top, aluminum base, signage and GPS units and then assembles or attaches the components to create a completed container. The completed SmartVault™ container is then shipped to a terminal for use. At June 30, 2008, the container components consisted of $451,703 of sides, bases and tops, $383,600 of GPS units, $142,613 of signage and $80,746 of various additional, miscellaneous components. During 2008, the Company used $26,803 of the sides for replacement on existing containers.
3. LONG-TERM DEBT
January 2008 Notes
In January 2008, the Company sold, in a private transaction, an aggregate of $3,655,000 of convertible debentures (the “January 2008 Notes”). The lenders (“Purchaser”) purchased this debenture at a price equal to 85% of the issue amount which represents a 15% Original Issue Discount (“OID”) ($548,250). The principal amount of the January 2008 Notes outstanding accrue interest at the rate of 11% per annum, payable monthly. The January 2008 Notes are convertible, at the holders’ option, into shares of our common stock at the equivalent of $0.75 per common share. The conversion price at which the January 2008 Notes may be converted may be adjusted downward in the event that the Company issues shares to third parties or grants any rights to acquire common stock at a price below the conversion price of the January 2008 Notes. This variable pricing however is subject to exclusions applicable to certain financing from strategic operating partners, option plan issuances and securities issued to acquire assets. The outstanding principal and any accrued unpaid interest on the January 2008 Notes are payable in monthly installments of approximately $203,000 and mature January 15, 2010.

Smart Move, Inc.
Notes to Financial Statements (unaudited)
The Company’s obligation to repay the January 2008 Notes is secured by a first lien security interest on certain of our tangible and intangible assets.
Pursuant to a registration rights agreement with the holders of the January 2008 Notes, the Company filed a registration statement with the Securities and Exchange Commission on Form S-3 on March 31, 2008 which became effective May 7, 2008.
Purchasers of the January 2008 Notes received warrants exercisable to purchase an aggregate of 2,436,667 shares of our common stock at an exercise price of $1.00 per share (the “January 2008 Note Warrants”). The exercise price and number of shares underlying for which are subject to the same share issuance limitation and conversion price adjustment terms as the January 2008 Notes.
The Company also issued to registered broker dealers acting as placement agents warrants exercisable to purchase an aggregate of 34,933 shares of common stock at an exercise price of $0.75 and 17,467 shares of common stock at an exercise price of $1.00 per share (the “Agent Warrants”).
Per the guidance of EITF 00-19, and EITF 05-2, the anti-dilution features of the January 2008 Notes did not meet the definition of “standard” anti-dilution features. Therefore, the conversion feature and warrants of the January 2008 Notes were considered embedded derivatives in accordance with SFAS No. 133. Accordingly, the Company bifurcated the derivatives from the January 2008 Notes (host contract) and measured the conversion feature and warrants at their fair value on the date of issuance using the Black-Scholes option pricing model. On January 16, 2008, the Company recorded a derivative liability of $1,135,487 and $648,153 for the conversion feature and warrants respectively with a corresponding entry to debt discount. The debt discounts are reflected as a reduction in the face value of the January 2008 Notes on the accompanying balance sheet. The debt discounts are being amortized on a straight-line basis (which approximates the effective interest method) over the life of the January 2008 Notes. As of June 30, 2008 the unamortized balance of the conversion feature and warrant discounts was $875,271 and $499,618 respectively.
For the six months ended June 30, 2008, the Company amortized $408,751 of debt discounts associated with the conversion feature and warrants of the January 2008 Notes. This amount is included in interest expense in the accompanying statements of income. In addition, for the six months ended June 30, 2008, the Company amortized $166,908 of the OID, which is included in interest expense in the accompanying statements of operations.
On June 30, 2008, the fair value of the derivative liability of the conversion feature and warrants was calculated using the Black-Scholes option pricing model. The fair value of the conversion feature and note warrants at June 30, 2008 was $482,460 and $419,107 respectively. Consequently, the Company recognized a gain on derivative liability totaling $851,915 for the six months ended June 30, 2008, and a gain of $59,998 for the three months ended June 30, 2008.

Smart Move, Inc.
Notes to Financial Statements (unaudited)
Due to the variable price provision of the January 2008 Notes, the Company, in accordance with EITF No. 00-19, potentially does not have the ability to issue a sufficient number of shares of common stock required to discharge its obligations under the current terms. The number of shares permitted to be issued by the Company, to discharge principal and interest or converted by the holders, may be limited by the aforementioned 4.99% common stock ownership restriction; however, the Company is currently not in a financial position to redeem the balance of the payments due in cash. Therefore, at June 30, 2008, the Company has classified the January 2008 Note obligation as current in the accompanying balance sheet.
Additionally, if the Company does not have adequate shares to settle its obligations for the January 2008 Notes, the Company is precluded from concluding it has sufficient authorized or issued shares to settle certain contracts within the scope of EITF 00-19. The inability to settle the January 2008 Notes has “tainted” financial instruments embedded in subsequent financings in a similar manner. It has been determined that the “toxic security” taints the equity classification of subsequently issued contracts subject to EITF 00-19. Because of this ruling, these tainted securities are classified as liabilities until the toxic security expires or is settled.
A sequencing approach under EITF 00-19 as it pertains to toxic securities is permitted. Under the sequencing approach, some contracts may continue to qualify as equity under EITF 00-19 despite the existence of a “toxic” security. The sequencing approach permits tainted contracts to be evaluated based on (1) earliest issuance date or (2) latest maturity date. For purposes of applying EITF 00-19 to tainted securities, the Company has elected to employ the earliest issuance date to its debt instruments issued subsequent to the January 2008 Notes.

Smart Move, Inc.
Notes to Financial Statements (unaudited)
Amendment to November 2007 Notes
In conjunction with the January 16, 2008 offering, the Company offered to holders of its November 2007 Notes two options as inducement to relinquish their second lien security interest in the collateral pledged to their notes.
Option A was to convert the notes and accrued interest into common stock at an adjusted conversion price equal to the lower of $0.75 or the “Market Price” on the effective date of the conversion. As an added inducement to convert the November 2007 Notes, the warrant exercise term of the existing warrants attached to the November 2007 Notes was extended by one year and the exercise price of these warrants was reduced from $1.25 and $1.50, respectively, to $0.95 and $1.20. The Company also agreed that holders electing Option A would be granted a new 5 year common stock purchase warrant exercisable at $1.00 for each $2.00 principal amount converted. Of the $1,071,500 November Notes outstanding, the Company received final elections for an aggregate total of $796,500, plus accrued interest of $16,508, to convert under Option A. The conversion price applicable to the holders electing Option A was $0.65 per share, based upon determination of Market Price. The Option A conversions resulted in the issuance of 1,250,040 restricted shares of the Company’s common stock, $0.0001 par value, and the issuance to such holders of new common stock purchase warrants to acquire 398,250 shares at an exercise price of $1.00 per share.
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
The Company determined that the revised terms were a substantial change of the original November 2007 Notes; therefore, the Company recorded the transaction as an extinguishment of the original notes. The debt extinguishment resulted in a non-cash loss totaling $150,670. The loss on debt extinguishment consisted of $135,820 of unamortized debt discounts on the original notes and $14,850 from the increase in the fair value of the embedded conversion options calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification. The fair value of the embedded conversion options was determined using the Black-Scholes option-pricing model.
The registered broker dealer engaged by the Company to recommend proposed terms for note holders was granted a five-year common stock purchase warrant to purchase 50,000 shares of the common stock of the Company exercisable at $0.75 per share.

Smart Move, Inc.
Notes to Financial Statements (unaudited)
Amendment to September 2007 Note
In January 2008, the Company amended and restated certain terms of the September 2007 Unsecured Convertible Note. The amended terms included a reduction in the conversion price from $1.80 per share to $0.80 per share. In addition, the Company reduced the applicable exercise prices of three 100,000 share common stock purchase warrants, from $2.50 to $1.00; $3.25 to $1.25; and $7.50 to $1.50. The term for these warrants remained at five years. The Company determined that the revised terms of the debentures constituted a substantial change compared to the original terms and thus requires debt extinguishment of the original note. The debt extinguishment resulted in a non-cash loss totaling $190,011.
2008 Unsecured Note
In January 2008, Smart Move sold in a private placement an unsecured convertible note (the “2008 unsecured note”) for $200,000. The 2008 unsecured note bears interest at 12% and matures January 2009. Under the terms of the agreement, interest is payable quarterly and principal is due at maturity. The Note is convertible at a fixed conversion price of $0.75 per share. In connection with the offering, the note holder was issued two separate warrants, each to purchase 285,000 shares of the Company’s stock having an exercise price of $1.00 and $1.25 respectively. All the warrants are exercisable for a period of 5 years. In accordance with EITF No. 00-27, the values assigned to both the 2008 unsecured note and the warrants were allocated based on their relative fair values. The fair value of the warrants was determined using the Black-Scholes option-pricing model. The $200,000 face value of the note (before cash offering costs of $16,000) was allocated $105,873 to the warrants and $94,127 to the note based on their relative fair values. After allocating the fair value of the warrants to the face of the note, the effective conversion price of the stock was less than the fair value of the common stock on the commitment dates, resulting in a beneficial conversion feature (BCF) of $78,127. The Company recorded these debt discounts, totaling $184,000, to equity.
The debt discounts on the 2008 unsecured note including the warrants, the beneficial conversion feature and the offering costs are being amortized to interest expense, using the effective interest method, over the term of the note. Total interest expense recognized relating to these discounts and offering costs was $48,617 and $85,960 for the three and for the six months ended June 30, 2008, respectively. At June 30, 2008, the unamortized discounts and unamortized offering costs on the 2008 unsecured notes were $60,369, $44,548 and $9,123 respectively.
Operating Loan and Security Agreement
In April 2008, the Company entered into an Operating Loan and Security Agreement with a beneficial owner of greater than 10% of the Company’s securities and therefore a related party, in the aggregate amount of $750,000 to be advanced to the Company by the investor in increments of $250,000 during April and May, 2008 (“2008 Secured Notes”). Each advance of funds is evidenced by a secured convertible note in the face amount of $250,000, due thirty-six months after the date funds are advanced. The secured convertible notes bear interest at 12% per annum, with payment of interest due quarterly in arrears. The notes are convertible at the election of the holder at a conversion price of $0.40 per share.
Each secured convertible note was issued with a five year common stock purchase warrant covering 625,000 shares of the Company’s common stock with an exercise price of $0.80 per share (or a total of 1,875,000 warrants). The loan is secured by a security interest covering 500 of the Company’s proprietary SmartVault™ shipping containers. The investor agreed to release the security interest in these vaults if requested by the Company to accommodate the requirements for any commercial equipment lease or commercial loan. In the event a release of the collateral is requested, the Company will be required to issue to the investor as consideration for the release, a five year common stock purchase warrant covering 1,875,000 shares, having an exercise price of $1.00 per share. Cash offering costs totaling $60,000 ($20,000 per tranche) were paid.
As a result of the tainting effect of the January 2008 toxic securities, and in accordance with EITF 00-19, the Company identified the conversion feature and the warrants of the April 2008 Secured Notes as embedded derivatives in accordance with SFAS No. 133. Consequently, the Company bifurcated the derivatives from the April 2008 Notes (host contract) and measured the conversion feature and warrants at their fair value on the date of issuance using the Black-Scholes option pricing model. The Company applied a 32% discount factor to the Black Scholes calculation of warrants and conversion feature related to the April 2008 Secured Notes. Management considered the limited liquidity, the number of the warrants, the Company’s volatility and historical financial results and the 144 restrictions associated with these securities in the determination of the discount factor.

Smart Move, Inc.
Notes to Financial Statements (unaudited)
For the three tranches associated with the April 2008 Secured Notes, the Company recorded derivative liabilities of $224,400 and $233,750 for the conversion feature and warrants respectively with a corresponding entry to debt discount. The debt discounts are reflected as a reduction to the April 2008 Secured Notes on the accompanying balance sheet. The debt discounts are being amortized on a straight-line basis (which approximates the effective interest method) over the life of the April 2008 Secured Notes. As of June 30, 2008, the unamortized balance of the conversion feature and warrant discounts was $214,584 and $223,459 respectively.
On June 30, 2008, the Company measured the warrants and the conversion feature of the April 2008 Secured Notes at their fair value and recorded a net loss of $6,375 and $13,175 respectively, in the statement of operations along with an equivalent increase to the derivative liability.
In conjunction with the April 2008 Secured Notes financing, the note holders of the 2005 Notes, the 2006 July Notes and the 2007 August Notes released their respective liens covering 800 Smart Vault containers in exchange for 1,000,000 warrants. The warrants have a strike price of $1.00 and a five year term. In addition, 100,000 Placement Agent warrants were granted as a solicitation fee.
The 1,000,000 warrants granted to the secured lenders in exchange for releasing their lien on 800 containers was determined by management to be a modification of the current terms of the individual note agreements. The Company determined the original and new debt instruments were not substantially different and therefore accounted for the additional collateral warrants as a modification of the debt rather than an extinguishment of the debt.
The Company reduced the carrying amount of the notes by the fair value of the warrants and established a corresponding liability due to the tainting effect of the January 2008 toxic securities in accordance with EITF 00-19. On June 30, 2008 the Company measured the warrant liabilities at their fair value and recognized a $47,600 loss in earnings during the second quarter with a corresponding increase to the derivative liability.

Smart Move, Inc.
Notes to Financial Statements (unaudited)
May and June 2008 Note
In May and June of 2008, the Company sold in a Private Placement Memorandum an aggregate of $150,000 Secured Convertible Note Units (“May 2008 PPM Secured Notes”). The notes are due on the third anniversary of funding and bear interest at 11% per annum. Interest is payable quarterly in cash or kind (restricted shares) at the election of the Company during the first twelve months, and thereafter payable only in cash. Each Note is convertible into common stock of the Company at either the “Base Conversion Price” ($.75 if the holder elects to convert all or a portion of the note into shares of common stock during the first six months from the date of issuance) or the “Issue Date Conversion Price (the greater of $.40 or the closing price (or the average of five days proceeding closing) of a share of the Company’s common stock on the original issue date).” The Notes also included a common stock purchase warrant exercisable through June 1, 2013 to purchase an aggregate of 375,000 shares of common stock, at an exercise price of $0.80. The Company also incurred $8,000 of cash offering costs associated with the financing and recorded it as a debt discount.
As a result of the tainting effect of the January 2008 toxic securities, and in accordance with EITF 00-19, the Company identified the conversion feature and the warrants of the May 2008 PPM Secured Notes as embedded derivatives in accordance with SFAS No. 133. Consequently, the Company bifurcated the derivatives from the May 2008 PPM Secured Notes (host contract) and measured the conversion feature and warrants at their fair value on the date of issuance using the Black-Scholes option pricing model. Similar to the April 2008 Secured Notes, the Company applied a 32% discount factor to the Black Scholes calculation of warrants and conversion features associated with the notes.
For the May 2008 PPM Secured Notes, the Company recorded derivative liabilities of $64,126 and $71,060 for the conversion feature and warrants respectively with a corresponding entry to debt discount. The debt discounts are reflected as a reduction to the May 2008 PPM Secured Notes on the accompanying balance sheet. The debt discounts are being amortized on a straight-line basis (which approximates the effective interest method) over the life of the notes. For the three months ending June 30, 2008 the Company recognized $1,729 and $1,925 in interest expense related to the BCF and warrant debt discounts respectively. As of June 30, 2008, the unamortized balance of the conversion feature and warrant discounts was $62,397 and $69,135 respectively
On June 30, 2008, the Company measured the warrants and the conversion feature of the May 2008 PPM Secured Notes at their fair value and recorded a net gain of $20,927 and $20,825 respectively, in the statement of operations along with an equivalent decrease to the derivative liability.
4. STOCK INCENTIVES AND OPTIONS
Overview
In January of 2008 the Company granted 343,000 options to employees. In addition, in January 2008, Smart Move granted 89,884 shares of restricted stock valued at $60,000, to its non-employee directors that vest during the year ended December 31, 2008.

Smart Move, Inc.
Notes to Financial Statements (unaudited)
A summary of option activity from December 31, 2007 to June 30, 2008 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding as of December 31, 2007	801,500	$4.53
Granted	343.000	$0.68

Forfeited	(9,017)	$3.71
Outstanding as of June 30, 2008	1,135,483	$3.37

Vested and Exercisable as of June 30, 2008	344,255	$3.76

A summary of the status of the Company’s unvested shares as of June 30, 2008:

		Weighted
		Average Grant-
		Date Fair
	Shares	Value

Unvested as of December 31, 2007	574,968	$1.47
Granted	343,000	$0.68
Forfeited	(9,017)	$3.71
Vested	(117,723)	$2.58

Unvested as of June 30, 2008	791,228	$0.97

5. SUBSEQUENT EVENTS
Subsequent to June 30, 2008, the Company sold and received the proceeds of an additional $355,000 of secured convertible promissory notes in the May 2008 private placement. In addition the Company issued 887,500 warrants that are exercisable at $0.80 for period of five years.
On June 20, 2008, the Company received a notice from the American Stock Exchange (‘Amex’). The Amex notice indicates that Smart Move does not satisfy Rule 1003(a)(iv) of the Amex Company Guide relating to financial condition and operating results, and therefore does not meet the Exchange’s continued listing standards. The notice is based on a review by the Amex of Smart Move’s Form 10-Q for the quarter ended March 31, 2008, in relation to the American Stock Exchange’s continued listing standards as set forth in Part 10 of the Amex Company Guide. Specifically, the notice states that Smart Move is not in compliance with Section 1003(a)(iv) of the Company Guide because Smart Move has sustained losses which are substantial in relation to its overall operations or its existing financial resources, or Smart Move’s financial condition has become so impaired that it appears questionable, in the opinion of the American Stock Exchange, as to whether the Company will be able to continue its operations and/or meet its obligations as they mature. As discussed in Smart Move’s Annual report on Form 10-KSB and its Form 10-Q for the quarter ended March 31, 2008 and this filing, Smart Move received a going concern emphasis paragraph from its auditors in their opinion with respect to the Company’s audited financial statements for the year ended December 31, 2007. In order for the Company to continue to maintain its current Amex listing, Smart Move submitted a plan by the deadline date, July 21, 2008, advising the Exchange of action it has taken, or will take, that would bring it back into compliance with Section 1003(a)(iv) of the Company Guide by the end of the plan period. The Amex has determined that the end of the plan period will be December 22, 2008. The Company’s listing on the AMEX will remain in effect, subject to all AMEX rules, through the July 21, 2008 deadline and the Company may continue its listing after that date if the plan is accepted by AMEX and the Company demonstrates satisfactory progress in implementing the plan. As of the date of this filing, the Company has not yet received a response from Amex. If Smart Move cannot satisfy the Amex, Amex could institute delisting procedures.

Smart Move, Inc.
Notes to Financial Statements (unaudited)
In July and August of 2008, the Company issued 261,050 shares of stock in payment of the June and July interest due on the January 2008 Convertible Notes.
On July 28, 2008, the Company entered into a Stock Securities Purchase and Operating Loan and Security Agreement, which provides for funds in the aggregate amount of $750,000 to be advanced to the Company in August, 2008. The Purchaser will provide new funding of $750,000 to purchase an aggregate 2,343,750 restricted shares of the Company’s common stock. In addition the Purchaser will receive 3,515,625 common stock purchase warrants exercisable at $0.40 for a period of five years. The Purchaser also has agreed to convert Purchaser’s existing 7% Unsecured Convertible Note due September 2, 2010 in the face amount of $540,000 and Purchaser’s existing 12% Unsecured Convertible Note due January 22, 2009 in the face amount of $200,000 into common stock at a conversion price of $0.32. The investor is not an officer or director of the Company, but is considered to be a related person because of his beneficial ownership which is in excess of 10% of the Company’s outstanding common stock. The arrangements entered into with the investor were reviewed by the Company’s Audit Committee and approved by the Company’s Board of Directors in accordance with the Company’s policies concerning related person transactions. The transaction terms are subject to any requirements and conditions that the American Stock Exchange may impose pursuant to its additional listing requirements, including any conditions of approval of the Company’s plan to restore compliance with AMEX listing standards.

`

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
Liquidity and Going Concern
The unaudited condensed financial statements included in this report have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so, and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
At June 30, 2008 the Company had an accumulated deficit of $20,217,617 and negative working capital of $5,949,347. Of this working capital deficit, $1,596,830 is from the reclassification of long term debt to current debt in accordance with EITF 00-19 which requires the Company’s long term debt be classified as current debt due to the tainting effect of the toxic securities of the January 2008 Notes. We anticipate that we will continue to operate in a deficit position for the foreseeable future. We will need additional funds in order to fund our operations for the next twelve months based upon our estimated future operations. Due to our inability to generate sufficient revenue to cover operating expenses, we will require additional financing in order to fund our activities and our monthly expenses. There can be no assurance that we will be able to obtain the additional financing we require, or be able to obtain such additional financing on terms favorable to our Company. These circumstances raise substantial doubt about our ability to continue as a going concern.
As a result of previous measures to conserve cash as described in our prior periodic reports, the financing that has been committed, the debt proceeds received subsequent to June 30, 2008, and an anticipated increase in revenue, we believe that our existing funds will be sufficient to fund our current operations into the fourth quarter of 2008. If the Company fails for any reason timely to conduct closings and receive the currently committed funds, we do not have any other short term capital resources currently available to continue our operations until we are able to find alternative financing. We are pursuing several initiatives to increase revenue generation opportunities, including alliance and referral programs with van lines and other partners. Our affiliate program, for example, is designed to expand the volume of business we do with local movers by providing incentives for them to use our services to provide interstate moves for their customers. We are also in discussions with several corporate relocation companies regarding strategic opportunities to use our services to improve efficiencies and the cost-effectiveness of their managed moves for corporate clients.
We expect to increase our revenues during fiscal 2008. However, we cannot be certain that the anticipated revenues and corresponding cash flows will materialize and if they do, we do not anticipate that they will be sufficient in 2008 to meet all of our obligations. Our revenues and cash flows are not adequate to enable us to meet our obligations; we will need to raise additional funds to cover the shortfall through commercial loans, equipment leasing transactions or additional public or private offerings of our securities. We are currently investigating additional funding opportunities, and are in discussion with various potential lenders and investors who could provide financing. Based on our prior success in raising capital when required through private placements, we are hopeful that we will be able to secure appropriate financing in the near term. We have no current commitments for additional financing other than that disclosed in this filing, and there can be no assurance that any private or public offering of debt or equity securities or other funding arrangements could be effected on a timely basis or to an extent sufficient to enable us to continue to satisfy our capital requirements. If we fail to demonstrate an ability to generate sufficient revenue to meet our obligations and sustain our operations, our ability to continue to raise capital may be impaired and we may not be able to continue as a going concern.
In view of our lack of operating history and present inability to generate revenues sufficient to cover our operating expenses, our previous auditors and current auditors, have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.

American Stock Exchange Continued Listing
On June 20, 2008, the Company received a notice from the American Stock Exchange (‘Amex’). The Amex notice indicates that Smart Move does not satisfy Rule 1003(a)(iv) of the Amex Company Guide relating to financial condition and operating results, and therefore does not meet the Exchange’s continued listing standards. The notice is based on a review by the Amex of Smart Move’s Form 10-Q for the quarter ended March 31, 2008, in relation to the American Stock Exchange’s continued listing standards as set forth in Part 10 of the Amex Company Guide. Specifically, the notice states that Smart Move is not in compliance with Section 1003(a)(iv) of the Company Guide because Smart Move has sustained losses which are substantial in relation to its overall operations or its existing financial resources, or Smart Move’s financial condition has become so impaired that it appears questionable, in the opinion of the American Stock Exchange, as to whether the Company will be able to continue its operations and/or meet its obligations as they mature. As discussed in Smart Move’s Annual report on Form 10-KSB and its Form 10-Q for the quarter ended March 31, 2008 and this filing, Smart Move received a going concern emphasis paragraph from its auditors in their opinion with respect to the Company’s audited financial statements for the year ended December 31, 2007. In order for the Company to continue to maintain its current Amex listing, Smart Move submitted a plan by the deadline date, July 21, 2008, advising the Exchange of action it has taken, or will take, that would bring it back into compliance with Section 1003(a)(iv) of the Company Guide by the end of the plan period. The Amex has determined that the end of the plan period will be December 22, 2008. The Company’s listing on the AMEX will remain in effect, subject to all AMEX rules, through the July 21, 2008 deadline and the Company may continue its listing after that date if the plan is accepted by AMEX and the Company demonstrates satisfactory progress in implementing the plan. As of the date of this filing, the Company has not yet received a response from Amex. If Smart Move cannot satisfy the Amex, Amex could institute delisting procedures.
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
Summary of Financial Results
Results of Operations
Comparison of the three months ended June 30, 2008 and 2007

	3 months ended June 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(unaudited)	(unaudited)

Sales	$1,747,135	$1,344,171	$402,964	30%

Cost of moving and storage
Cost of moving and storage	1,700,403	1,609,526	90,877	6%
Depreciation and amortization	613,105	877,708	(264,603)	(30)%

Total cost of moving and storage	2,313,508	2,487,234	(173,726)	(7)%

Gross loss	(566,373)	(1,143,063)	(576,690)	(50)%
Selling, general and administrative expenses
Selling, general and administrative expenses	1,561,447	1,535,354	26,093	2%
Depreciation and amortization	34,292	38,107	(3,815)	(10)%

Total selling, general and administrative expenses	1,595,739	1,573,461	22,278	1%

Operating loss	(2,162,112)	(2,716,524)	(554,412)	(20)%

Other income (expense):
Interest income	443	110,654	(110,211)	(100)%
Interest expense	(956,533)	(1,235,769)	279,236	(23)%
Gain on value of derivative liability	59,998	—	59,998	nm

Total other expense	(896,092)	(1,125,115)	(229,023)	(20)%

Loss before income tax benefit	(3,058,204)	(3,841,639)	(783,435)	(20)%
Income tax (benefit)	—	(1,387,000)	(1,387,000)	nm

Net loss	$(3,058,204)	$(2,454,639)	$603,565	25%

nm	—	percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful

Sales
Sales increased $402,964 or 30% during the three months ended June 30, 2008 as compared to the comparable period in the prior year. The increase in sales can be attributed to increased internal sales as well as increased revenue from commercial, third party relocation and national van lines in 2008 compared to 2007. Average gross per move revenue, (including storage) was $3,670 compared to $3,556 in the prior year. The increased revenue per move is due to the Company becoming more competitive with our pricing matrix and completing more moves with our internal sales force.
The majority of our sales through the six months ended June 30, 2008 were to the general public. As of June 30, 2008, we had 824 moves in progress (that includes advanced billings) which, when completed, will represent sales of approximately $2,294,000 (including deferred revenue of $827,356) compared to June 30, 2007 which was 406 moves representing sales of approximately $1,171,000 or an increase of 96% . We recognize revenue upon completion of all the moving services. We delineate a customer move into five stages, based on the move status of the customer. Stage five is the final stage, which involves retrieval of the empty vaults from the destination, indicating completion of all required services and triggers revenue recognition. A move in progress is a contracted customer move which has yet to reach stage five. The costs associated with moves in progress are reflected as deferred costs and any cash collected on a move in progress is reflected as deferred revenue.
Cost of moving and storage (exclusive of depreciation and amortization) and gross margin
Cost of moving and storage consists primarily of the cost of transportation to move the containers (freight). Our cost of moving and storage for the three months ended June 30, 2008, was $2,313,508, resulting in a gross loss of $566,373 (gross loss percentage of 32%), compared to the three months ended June 30, 2007 of cost of moving storage of $2,487,234 and a gross loss of $1,143,063 (gross loss percentage of 85%). Our gross loss decreased by $576,690 which is primarily attributable to a decrease in depreciation expense of $264,603 and a reduction in variable costs of moving and storage, principally, our freight expense. The decrease in depreciation expense is due to the write off of assets in 2007 due to an impairment of certain GPS assets in 2007. Included in cost of moving and storage for the three months June 30, 2008, was $613,105 of depreciation on our SmartVaultsTM, forklifts, GPS units and flat bed trailers compared to depreciation of $877,708 for prior year period. Our gross profit percentage has been negatively impacted by our high depreciation costs associated with the operational fixed assets necessary to establish the national expansion. We had a gross profit (exclusive of depreciation and amortization) of $46,732 or 3% of sales for the three months ended June 30, 2008 compared to a gross loss (excluding depreciation and amortization) of $265,355 or 20% of sales in 2007. We have been able to reduce our costs of moving and storage by upgrades of our software, additional personnel to monitor costs and consolidation of loads to take advantage of full truck load freight rates. Included in our costs of moving and storage (exclusive of depreciation and amortization) are costs that are variable, fixed, and repositioning and furniture pad expenses. During the three months ended June 30, 2008 we incurred repositioning costs and furniture pad purchases to stock new van lines with which we began doing business with. We believe that our repositioning and furniture pad costs will decrease in the future, (assuming no new containers are added to the fleet), as these costs are incurred to place the assets into position for use. For the three months ended June 30, 2008 and 2007 we incurred repositioning costs and furniture pad expenditures of $162,867 and $300,517, respectively.

Total selling, general and administrative expenses
Total selling general and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Total selling, general and administrative expenses were $1,595,739 for the three months ended June 30, 2008, compared to $1,573,461 for the three months ended June 30, 2007, or an increase of $22,278. The major components of total selling, general and administrative expenses are comprised of salaries and wages for three months ended June 30, 2008, of $651,142 (including $63,450 of non-cash compensation) compared to salaries and wages for three months ended June 30, 2007, of $533,448 (including non-cash compensation of $20,832) or an increase of $117,694. The increase in salaries and wages and an increase of investment banking fees of $50,000 were offset by a decrease of legal and accounting expense of $124,424.
Also in total selling, general and administrative expenses was depreciation expense of $34,292, for the three months ended June 30, 2008, compared to depreciation of $38,107, for the three months ended June 30, 2007. We expect selling, general and administrative expenses to increase modestly as we focus our efforts on sales growth. It is our expectation that these expenses will continue to decrease as a percentage of revenue if we are successful in expanding our sales.
Total other expense
Total other expense consists primarily of interest expense, interest income and, for the three months ended June 30, 2008, a gain on value of derivative liability. Interest expense for the three months ended June 30, 2008 was $956,533 compared to $1,235,769 for the three months ended June 30, 2007. The decrease is directly attributable to the reduction in the beneficial conversion features of some of the debt. For the three months ended June 30, 2008, the Company reported a gain on value of derivative liability of $59,998. As a result, the Company reported a loss before income taxes of $3,058,204 for the three months ended June 30, 2008, compared to a loss before income taxes of $3,841,639 for the three months ended June 30, 2007. The decrease in the loss before income taxes is attributable primarily to a decrease in depreciation expense of approximately $268,418, a decrease in interest expense of $279,236 and a gain on value of derivative liability of $59,998. In future periods while the January 2008 Notes and related common stock purchase warrants remain outstanding, we generally expect to report a gain on derivative liability if our stock price declines, and a loss on derivative liability if our stock price increases (assuming other assumptions used to estimate fair value remain constant). The non-cash gain or loss reported upon re-measurement of our embedded derivative liability may not be indicative of the operating results of our core business activities, but could significantly affect our future reported basic earnings or loss per share depending on numerous factors including the volatility of our stock price.
For the three months ended June 30, 2007, we recorded an income tax benefit of $1,387,000, compared to none for 2008, as the income tax benefits were fully utilized in 2007, and since the deferred tax liability has been reduced to zero, we will not recognize a tax benefit on additional net operating losses until we generate taxable income and the use of the net operating losses is more likely than not.
As a result, the Company reported a net loss of $3,058,204 for the three months ended June 30, 2008 compared to a net loss of $2,454,639 for the three months ended June 30, 2007. Net loss per basic and diluted shares was $0.25 for the three months ended June 30, 2008 compared to $0.23 for the three months ended June 30, 2007. Net loss per share is based upon weighted average shares outstanding of 12,399,623 for the three months ended June 30, 2007 compared to 10,476,941 for the three months ended June 30, 2007. The increase in weighted average shares is primarily due to the shares issued in debt and interest conversions in January 2008.

Results of Operations
Comparison of the six months ended June 30, 2008 and 2007

	6 months ended June 30,		Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(unaudited)

Sales	$2,892,425	$2,292,119	$600,306	26%

Cost of moving and storage
Cost of moving and storage	2,893,396	2,665,131	228,265	9%
Depreciation and amortization	1,374,519	1,310,725	63,794	5%

Total cost of moving and storage	4,267,915	3,975,856	292,059	7%

Gross loss	(1,375,490)	(1,683,737)	(308,247)	(18)%
Selling, general and administrative expenses
Selling, general and administrative expenses	3,237,484	3,214,353	23,131	1%
Depreciation and amortization	69,297	67,620	1,677	2%

Total selling, general and administrative expenses	3,306,781	3,281,973	24,808	1%

Operating loss	(4,682,271)	(4,965,710)	(283,439)	(6)%

Other income (expense):
Interest income	4,294	259,730	(255,436)	(98)%
Interest expense	(2,043,080)	(1,639,918)	(403,162)	25%
Gain on value of derivative liability	851,915	—	851,915	nm
Loss on debt extinguishment	(361,981)	—	361,981	nm

Total other expense	(1,548,852)	(1,380,188)	168,664	12%

Loss before income tax benefit	(6,231,123)	(6,345,898)	(114,775)	(2)%
Income tax (benefit)	—	(2,367,000)	(2,367,000)	nm

Net loss	$(6,231,123)	$(3,978,898)	$2,252,225	57%

nm —	percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful
Sales
The increase in sales can be attributed to increased internal sales as well as increased revenue from third party corporate relocation companies, commercial and van lines. Average gross per move revenue, (including storage) was $3,597 compared to $3,727 in the prior year. The decrease in revenue per move is due to the Company becoming more competitive with our pricing matrix and completing more small moves in 2008.
Cost of moving and storage (exclusive of depreciation and amortization) and gross margin
Cost of moving and storage consists primarily of the cost of transportation to move the containers (freight). Our cost of moving and storage for the six months ended June 30, 2008, was $4,267,915, resulting in a gross loss of $1,375,490 (gross loss percentage of 48%), compared to the six months ended June 30, 2007 of cost of moving storage of $3,975,856 and a gross loss of $1,683,737 (gross loss percentage of 73%). Our gross loss decreased $308,247. The decrease in the gross loss is attributable to a reduction in variable costs of moving and storage, principally, our freight costs. Depreciation expense of $1,374,519 for the six months ended June 30, 2008 increased by $63,794 over the prior year period.
Our gross profit percentage has been negatively impacted by our high depreciation costs associated with the operational fixed assets necessary to establish the national expansion. Our gross loss (excluding depreciation and amortization) as a percentage of sales decreased from 2008 (100%) to 2007 (116%) due to our concentration on reducing costs, through the upgrades of our software, additional personnel to monitor costs and consolidation of loads to take advantage of full truck load freight rates. Included in our costs of moving and storage (exclusive of depreciation and amortization) we have certain costs that are variable, fixed, and repositioning and furniture pad expenses. During the six months ended June 30, 2008 we incurred repositioning costs and furniture pad purchases to provide stock to the new van lines with which we began doing business. We believe that our repositioning and furniture pad costs will decrease in the future, (assuming no new containers are added to the fleet), as these costs are incurred to place the assets into position for use. For the six months June 30, 2008 and 2007 we incurred repositioning costs and furniture pad expenditures of $249,912 and $432,873, respectively.
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

Total selling, general and administrative expenses
Total selling general and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Total selling, general and administrative expenses were $3,306,781 for the six months ended June 30, 2008, compared to $3,281,973 for the six months ended June 30, 2007, or a increase of $24,808. The major components of total selling, general and administrative expenses are comprised of salaries and wages for six months ended June 30, 2008, of $1,351,525 (including $115,800 of non-cash compensation) compared to salaries and wages for six months ended June 30, 2007, of $1,055,798 (including non-cash compensation of $96,982) or an increase of $295,727 this increase was offset by an decrease of legal and accounting of $186,362 a decrease in advertising and marketing of $144,983.
Also in total selling, general and administrative expenses was depreciation expense of $69,297, for the six months ended June 30, 2008, compared to depreciation of $67,620, for the six months ended June 30, 2007. We expect selling, general and administrative expenses to increase modestly as we focus our efforts on sales growth. It is our expectation that these expenses will continue to decrease as a percentage of revenue if we are successful in expanding our sales.
Total other expense
Total other expense consists primarily of interest expense, interest income and in 2008 gain on value of derivative liability and a loss on debt extinguishment. Interest expense for the six months ended June 30, 2008 was $2,043,080 compared to $1,639,918 for the six months ended June 30, 2007. The increase is directly attributable to higher debt levels to fund our equipment purchases and operating loss. Interest income for the six months ended June 30 2008 was $4,294 compared to $259,730 in the prior year. For the six months ended June 30, 2008, the Company reported a gain on value of derivative liability of $851,915 and a loss on debt extinguishment of $361,981.
The Company reported a loss before income taxes of $6,231,123 for the six months ended June 30, 2008, compared to a loss before income taxes of $6,345,898 for the six months ended June 30, 2007. The decrease in the loss before income taxes is attributable primarily to an increase in interest expense of $403,162 and a loss on debt extinguishment of $361,981, off set by a gain on value of derivative liability of $851,915. In future periods while the January 2008 Notes and related common stock purchase warrants remain outstanding, we generally expect to report a gain on derivative liability if our stock price declines, and a loss on derivative liability if our stock price increases (assuming other assumptions used to estimate fair value remain constant). The non-cash gain or loss reported upon re-measurement of our embedded derivative liability may not be indicative of the operating results of our core business activities, but could significantly affect our future reported basic earnings or loss per share depending on numerous factors including the volatility of our stock price.
For the six months ended June 30, 2007, we recorded an income tax benefit of $2,367,000, compared to none for 2008, as the income tax benefits were fully utilized in 2007. Since the deferred tax liability has been reduced to zero, we will not recognize a tax benefit on additional net operating losses until we generate taxable income.
As a result, the Company reported a net loss of $6,231,123 for the six months ended June 30, 2008 compared to a net loss of $3,978,898 for the six months ended June 30, 2007. Net loss per basic and diluted shares was $0.51 for the six months ended June 30, 2008 compared to $0.39 for the six months ended June 30, 2007. Net loss per share is based upon weighted average shares outstanding of 12,282,926 for the six months ended June 30, 2008 compared to 10,324,861 for the six months ended June 30, 2007. The increase in weighted average shares is primarily due to the shares issued in debt and interest conversions in January 2008.
Critical Accounting Policies; Use of Estimates
The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, expenses including stock based compensation and other equity instruments in our financial statements. On an ongoing basis, we evaluate our estimates, including tangible assets used in moves, bad debts, investments, financing operations, long-term service contracts, debt and equity securities and contingencies. We base our estimates where possible on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting polices affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue and Cost Recognition
We recognize service revenue and expenses only upon completion of the applicable contract for our services. This policy involves deferring direct and incremental moving expenses, including freight and handling costs and the related revenue, until completion of the services covered by a given contract. We recognize advance billings and the related deferred revenue for contracts in process on a net basis. Advanced billings and related deferred revenue for services that have not been completed in the amount of approximately $418,531 have not been recognized on our balance sheet, at June 30, 2008. As of June 30, 2008, we also deferred expenses of $952,258 on contracts in process and deferred revenue of $827,356 with respect to cash payments we received on contracts in process in accordance with this policy. We incur costs as each move is completed and generally receive payment for the full move upon completion and final delivery of services. As a consequence, we also defer expenses which may exceed advance payments we receive on contracts for which the services remaining to be performed will not be completed until after the end of a given month. The deferral of these associated costs is necessary to properly match revenue with corresponding direct and incremental moving expenses. If we were to recognize these deferred expenses as costs during the year incurred, they would increase our gross loss. For the period ending June 30, 2008, if the deferred costs were expensed, our gross loss would be increased by $952,258.
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
Credit Risk, Service Provider and Supplier Risk
Customers are generally required to pay for their move upon delivery. We mitigate credit risk with respect to trade accounts receivable by extending credit terms only to a limited number of our customers that we deem creditworthy. At June 30, 2008 we had an allowance of $32,000 for estimated credit losses from moves for periods prior to a change in our credit and billing procedures. We continually review the adequacy of the allowance for doubtful accounts and believe we will not incur significant credit losses in the future.
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
We purchased our SmartVaultstm from a single manufacturer with whom we have a supplier agreement. The containers are made by the manufacturer exclusively for us. We believe that while there are alternative sources for the manufacture of the SmartVaultstm, termination of the agreement could have a material adverse effect on our business, financial condition and results of operation if we are unable to obtain an adequate or timely alternative manufacturer.
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

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset would generally require management to re-assess the cash flows related to the long-lived assets. As of June 30, 2008, management determined that no impairment existed.
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

Contractual Obligations and Commitments
The following table identifies our long-term debt and contractual obligations as of June 30, 2008.

	Payment Due by Period
		2008
	Total	(6 months)	2009	2010	2011	2012	2013

Long-term debt obligations:(1)

Principal	$15,118,122	$1,363,403	$3,914,331	$1,095,326	$5,966,237	$2,778,825	$—

Interest (accrued)	4,114,261	815,182	1,328,593	1,024,960	683,888	261,638	—

Capital leases	188,639	50,623	107,474	30,542	—	—	—

Operating leases	673,380	142,110	286,340	204,650	40,280	—	—

GPS service	463,308	80,886	161,772	125,022	88,272	7,356	—

	$20,557,710	$2,452,204	$5,798,510	$2,480,500	$6,778,677	$3,047,819	$—

1.	Long-term debt obligations reflect payments for the principal and interest that is based on rates that range from 7% to 12% per annum.

2.	Total debt obligations are presented on the balance sheet net of discounts of $6,406,651 at June 30, 2008.
Issuance of Stock Options
We adopted our 2006 Equity Incentive Plan (“Plan”) prior to our initial public offering. We were originally authorized to issue up to 1,400,000 shares of common stock under the Plan pursuant to options, rights and stock awards and the plan was increased to 1,900,000 by a vote of shareholders on June 24, 2008. The Plan is administered by the Board of Directors. The exercise price of options granted under the Plan is determined by the Board of Directors at an amount no less than the estimated fair value of our common stock at the date of grant. In January 2008 we granted 343,000 options to employees and no options were exercised during the six months ended June 30, 2008 and they were valued using the Black-Scholes option pricing model assuming a six year exercise period, 70.71% volatility and no forfeitures.
In accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), compensation costs related to share-based payments that vested during the six months ended June 30, 2008 and 2007 and recognized in the Statements of Operations was $115,800 and $96,982, respectively. The Company has recognized $30,000 of expense for the six months ended June 30, 2008 and $20,000 for the six months ended June 30, 2007, relating to the vested portion of restricted stock grants made to non-employee directors in January, 2008 and 2007. In addition we issued 342,000 options to our CEO and CFO in connections with their employment agreements prior to the effectiveness of our 2006 Plan. These options vest subject to performance conditions based upon moves booked for the 12 month periods ending September 30, 2007, 2008 and 2009. One third of the options are exercisable at $5.00, one third at $6.00 and the balance at $7.00. As of December 31, 2007, 114,000 (exercisable at $5.00) of these were subject to vesting at September 30, 2007, and were forfeited in 2007 as the performance conditions were not satisfied at the vesting date.
Seasonality
Seasonal factors cause our revenue to fluctuate from quarter to quarter. Our highest revenue (as much as 50%, based on our experience to date) typically is generated in the four months of June through September. Most of our operating expenses, including general and administrative costs and debt service, are fixed and do not vary with the volume of our business.
Liquidity and Capital Resources
From inception through June 30, 2008, we have financed our operations through the private placement sales of our equity securities for gross proceeds of approximately $7 million, the private placement issuance of convertible debentures for gross proceeds of $11.5 million, bank and capital lease financing for equipment purchases totaling $2.7 million, and the public sale of our securities in our IPO for net proceeds of approximately $14.3 million. At June 30, 2008 we had a working capital deficit of $5.9 million.
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
Net cash used in operations was $3,873,882 for the six months ended June 30, 2008 compared to $2,807,401 for the six months ended June 30, 2007. Cash was consumed by the net loss of $6,231,123, less non-cash expenses of approximately $2,134,970 less changes in operating assets of $222,271. For the six months ended June 30, 2007 cash used in operations was consumed by the net loss of $3,978,898 less non-cash expenses of $237,278 less changes in operating assets of $934,219.
For the six months ended June 30, 2008 net cash outflows from investing activities consisted of the purchase of office equipment of $2,355, compared to the six months ended June 30, 2007 net cash outflows from investing activities of approximately $8.4 million was attributable to purchases of property and equipment totaling $8.3 million, and deposits of $24,200.
For the six months ended June 30, 2008 financing activities consisted of net proceeds from notes payable of $4,089,617 reduced by repayments on debt and capital leases of $426,136, for net cash provided by financing activities of $3,663,481. For the six months ended June 30, 2007 financing activities consisted primarily of repayments on debt and capital leases of $374,855.
Convertible Promissory Notes
At June 30, 2008, the Company had secured and unsecured promissory notes outstanding of $15,118,122 in principal. The secured promissory notes bear interest at 7% to 12% per annum. Only interest on the October 2005 notes aggregating $3,000,000 was specified to be payable during the first two years after issuance. On the third anniversary of the 2005 notes issuance, the Company was required to begin making principal payments on the notes on a five-year amortization basis. In November 2007, the holders of $2,700,000 of the 2005 notes agreed to waive and defer the monthly principal amortization in exchange for a reduced conversion price and other consideration in the form of warrants. In conjunction with amended and restated terms of the 2005 notes, the Company issued convertible notes totaling $355,500 to certain of the 2005 Notes holders bearing interest at 12% per annum in exchange for their agreement to defer interest payments. This deferred interest note matures in October 2010 and is shown net of deferred interest. As of June 30, 2008, the deferred interest amount was $58,750 and the principal outstanding $296,250. Holders of the remaining $300,000 of the 2005 notes preserved the original terms of the note agreement and were paid approximately $1,347 of principal in the first quarter of 2008. The August 2007 notes, in the amount of $1,217,500, bear interest at the rate of 12% per annum payable quarterly with the principal due on September 1, 2009. The November 2007 Notes, in the amount of $275,000, bear interest at 12% per annum. Interest and principal on this note is payable on the maturity date, October 31, 2008. The $275,000 November 2007 note holders are secured by a second lien on certain assets held as security for the January 2008 secured note holders. These secured promissory notes, aggregating $4,491,153, may be prepaid in whole or part without any prepayment penalty. The July 2006 notes, in the amount of $5,000,000, require interest to be paid annually beginning July 2007 for 5 years and all principal and any remaining interest is due at maturity. The July 2006 notes are subject to a 2% pre-payment penalty for the first two years, unless our stock trades at a 25% premium to the initial public offering price of our stock.
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
In April 2008, the Company issued $750,000 of secured convertible notes with warrants. The Notes bear interest at 12% per annum, and are secured by 500 containers. In the event the Company uses these containers as security for additional capital, the Company will issue the note holder additional warrants. In June of 2008, the Company issued an additional $150,000 of secured convertible notes that bear interest at 11%. The interest maybe paid in kind for the first 12 months at the option of the Company.
In conjunction with the financing on April secured note agreements, the note holders of the 2005 Notes, 2006 July Notes and the 2007August Notes released their respective liens covering 800 Smart Vault containers in exchange for 1,000,000 warrants. The warrants have a strike price of $1.00 and a five year term. In addition, 100,000 Place Agent warrants were granted as a solicitation fee. The Company determined the restructuring represented a modification of the original terms of the notes in accordance with EITF 96-19.
In May and June of 2008, the Company sold in a Private Placement Memorandum an aggregate of $150,000 Secured Convertible Note Units. The notes are due on the third anniversary of funding and bear interest at 11% per annum. Interest is payable quarterly in cash or kind (restricted shares) at the election of the Company during the first twelve months, and thereafter payable only in cash.
In April 2008, the Company financed $53,067 of its $66,334 annual insurance premiums for General Liability, Truckers and Umbrella coverage. The APR is 7.74% and the Company is obligated to make nine monthly payments of principal and interest totaling $6,088 through January 2009. The note is recorded as a current liability on the balance sheet. The Company capitalized the gross amount of the insurance premiums and is amortizing it over the term of the policies which run through March of 2009. As of June 30, 2008 the principal outstanding was $35,718.
Of the $2.99 million 2005 notes, $2.7 million may be converted at a price of $3.00 per share and $298,653 is convertible at $5.00 per share. The $355,500 deferred interest notes are convertible at a price of $1.00. The July 2006 $5.0 million notes are convertible at a price of $3.75. The August 2007 $1.2 million notes may be converted at a price of $2.00 and the November 2007 $275,000 notes are convertible at $0.75 per share. The September 2007 note $540,000 and January 2008 unsecured note $200,000, are convertible at a price of $0.80 and 0.75 respectively. The January 2008 Notes aggregating $3.65 million are convertible at a price of $0.75; however the conversion price is subject to an anti-dilution provision or “lowest fixed conversion price” in the event an unrelated subsequent financing arrangement includes a lower conversion price. The conversion price on these notes is also subject to a reduced default conversion price in the event of default. The April 2008 notes $750,000 and May 2008 notes $150,000, are convertible at $0.40 per share.
Due to the variable price provision of the January 2008 Notes, the Company, in accordance with EITF No. 00-19, potentially does not have the ability to issue a sufficient number of shares of common stock required to discharge its obligations under the current terms. The number of shares permitted to be issued by the Company, to discharge principal and interest or converted by the holders, may be limited by the aforementioned 4.99% common stock ownership restriction; however, the Company is currently not in a financial position to redeem the balance of the payments due in cash. Therefore, at June 30, 2008, the Company has classified the January 2008 Note obligation as current in the accompanying balance sheet.

Additionally, if the Company does not have adequate shares to settle its obligations for the January 2008 notes, the Company is precluded from concluding it has sufficient authorized or issued shares to settle certain contracts within the scope of EITF 00-19. The inability to settle the January 2008 notes has “tainted” financial instruments embedded in subsequent financings, in a similar manner. It has been determined that the “toxic security” taints the equity classification of subsequently issued contracts subject to EITF 00-19. Because of this ruling, these tainted securities are classified as liabilities until the toxic security expires or is settled. As a result of this ruling, all of the aforementioned notes affected by this “toxic” security have been recorded as current liabilities on the balance sheet as of June 30, 2008.
The Company did not make certain scheduled interest payments for the quarter ended December 31, 2007, March 31, 2008 and June 30, 2008 as required under the terms of the August 2007 and 2005 Notes (the “Notes”). Although not a default which gives rise to a right of acceleration of the indebtedness evidenced by these convertible notes, unless waived, the Company will be obligated to pay a default interest rate of 18% per annum on all outstanding principal amounts until the scheduled interest payments under the terms of the Notes are paid current. As of June 30, 2008, $132,526 of interest on the August 2007 Notes and approximately $83,000 of interest on the 2005 note holders was due and payable. As of the date of this filing, interest on these notes remains unpaid.
On August 28, 2007, an Intercreditor Agreement and Stipulation (the “Intercreditor Agreement”) was entered into by the holders of the August 2007 Notes, the 2005 Notes and the 2006 July Notes which precludes acceleration of the August 2007 note principal amount as long as the 2005 Notes and the 2006 July Notes are not in default. As of June 30, 2008, the Company is current in its payments of principal and interest under the terms of the 2006 July Notes and $1,975,000 of the 2005 Notes. In addition, the terms of the Intercreditor Agreement requires a majority affirmative election from the collective note holders to accelerate the maturity of any obligation under default.
The above convertible promissory notes will have substantial financial impact on our future financial statements in accordance with proper accounting procedures of EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and EITF No. 00-19 “Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. As of June 30, 2008 we have allocated $6.4 million of the $15.1 million total debt to the detachable warrants and conversion feature. Our future financial statement will reflect interest expense calculated at an effective interest rate of 64% on the detachable warrants and conversion feature.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
As a smaller reporting company Smart Move, Inc. has elected not to provide this disclosure.
Item 4. Controls and Procedures
As of December 31, 2007, and again at June 30, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.
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

In connection with their evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 and June 30, 2008 the Certifying Officers noted that the Company’s financial team has expanded its technology and personnel resources utilized in connection with the recording of transactions. Although the financial management staff of the Company has acquired additional expertise to support its ongoing preparation of its financial statements additional financial expertise will be required to evaluate, account for and prepare financial statement disclosures consistent with the complex accounting requirements of certain financing transactions of the Company.
During 2008, the Certifying Officers, with the Company’s other management representatives, will complete remediation measures. The Company has engaged a financial accounting firm to help the Company evaluate, account for and prepare financial statement disclosures for complex accounting transactions as well as to review its required SEC filings.
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
As reported previously, the Company sold a 7% Unsecured Convertible Note due September 2, 2010 in the face amount of $540,000 to an accredited investor, together with three separate warrants each covering 100,000 shares of common stock, exercisable until December 5, 2011. As an inducement to the same purchaser to make an additional investment concurrently with other financing being obtained by the Company, the Company entered into an Amended and Restated Note and Warrant Purchase Agreement with the purchaser on January 22, 2008 and received gross proceeds of $200,000 on January 23, 2008. Under the terms of the Amended and Restated Note and Warrant Purchase Agreement the Company agreed: i)to sell a new 12% Unsecured Convertible Note, $200,000 face amount, with interest payable quarterly and principal due at maturity on September 22, 2009, having a fixed conversion price of $0.75 per share ii)to issue two separate warrants, each to purchase 285,000 shares of the Company’s common stock, $0.0001 par value, having an exercise price of $1.00 and $1.25, respectively and (iii) to amend and restate certain terms of the 7% Unsecured Convertible Note, substituting the form of amended note which has a conversion price of $0.80 per share; and (iv) to reduce the applicable exercise prices of three 100,000 share common stock purchase Warrants issued to the purchaser in September 2007, from $2.50 to $1.00; $3.25 to $1.25; and $7.50 to $1.50.
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

On April 14, 2008, the Company entered into an Operating Loan and Security Agreement with a related party who is a greater than 10% owner, in the aggregate amount of $750,000, to be advanced to the Company in increments of $250,000 during April and May, 2008. Each advance of funds is evidenced by a secured convertible note in the face amount of $250,000, due thirty-six months after the date funds are advanced. The secured convertible notes bear interest at 12% per annum, with payment of interest due quarterly in arrears. The notes are convertible at the election of the holder at a conversion price of $0.40 per share.
Each secured convertible note was issued with a five year common stock purchase warrant covering 625,000 shares of the Company’s common stock with an exercise price of $0.80 per share (or a total of 1,875,000 warrants). The loan is secured by a security interest covering 500 of the Company’s proprietary SmartVault™ shipping containers. The Investor has agreed to release the security interest granted to him in these vaults if the Company requests that he do so to accommodate the Company’s requirements for any commercial equipment lease or commercial loan. In the event a release of the collateral is requested, the Company will be required to issue to the investor as consideration for the release, a five year common stock purchase warrant covering 1,875,000 shares, having an exercise price of $1.00 per share.
In conjunction with the financing on April 14, the 2005, July 2006 and August 2007 Secured note holders released their respective liens covering 800 Smart Vault containers in exchange for 1,000,000 warrants. In addition, 100,000 Place Agent warrants were granted as a solicitation fee.
In May 2008, the Company commenced a Private Placement offering comprised of 34 Secured Convertible Note Units in the stated amount of $25,000. The notes are due on the third anniversary of funding and bear interest at 11% per annum. Interest is payable quarterly in cash or kind (restricted shares) at the election of the Company during the first twelve months, and thereafter payable only in cash. Each Note is convertible into common stock of the Company at either the “Base Conversion Price” or the “Issue Date Conversion Price.” The Base Conversion price is $0.75 if the holder elects to convert all or a portion of the note into shares of common stock during the first six months from the date of issuance. The Issue Date Conversion Price is an amount equal to the greater of $0.40 per share or whichever of the following is lower: (a) the average closing price of a share of the Company’s common stock over the five trading days immediately preceding the original issue date of the holder’s Note: or (b) the closing price of a share of the Company’s common stock on the original issue date. Each Note also includes a common stock purchase warrant exercisable through June 1, 2013 to purchase 62,500 shares of common stock, at an exercise price of $0.80.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
We held our Annual Meeting of Stockholders on June 24, 2008. At the Annual Meeting, our stockholders voted on the election of two incumbent directors to our Board of Directors, and
(1)	In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Director (Term Expiring)	FOR	WITHHELD
Doug Kelsall (2011)	9,114,622	124,860
Jack Burkholder (2011)	8,984,622	254,860

Additional directors, whose terms of office as directors continued after the Annual Meeting of Shareholders, are as follows:

Term Expiring in 2010	Term Expiring in 2009
Kent Lund	Chris Sapyta
John Jenkins	Edward Johnson
(2)	Approval of the issuance of common stock issuable upon conversion of convertible debt and upon exercise of purchase rights under warrant securities we issued in November 2007, January 2008 and April 2008, including shares of our common stock that we may elect to issue to these holders of the convertible notes and debentures to pay principal and interest due on the obligations, to the extent such issuances requires or may require shareholder approval under the rules of the American Stock Exchange (Proposal B);

FOR	AGAINST	ABSTAIN
6,903,387	326,404	41,835
(3)	To approve an amendment to our 2006 Equity Incentive Plan to increase the total number of shares with respect to which options may be granted under the plan from 1,400,000 to 1,900,000 (Proposal D)

FOR	AGAINST	ABSTAIN
6,229,432	866,359	175,835
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits listed in the exhibit index following the signature page are furnished as part of this report.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART MOVE, INC.

Date: August 14, 2008	By: Title:	/s/ Chris Sapyta Chief Executive Officer
(Principal Executive Officer)

SMART MOVE, INC.

Date: August 14, 2008	By: Title:	/s/ Edward Johnson Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

†3.1	Certificate of incorporation, as amended and restated

†3.2	Bylaws

*10.2	Form of Note and Warrant for May 2008 Convertible Note and Warrant Units

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer and of the Chief Financial officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-32951.

†	Previously filed with Smart Move’s registration statement on Form SB-2 (SEC File No. 333-137931) and incorporated by reference herein