Form 10-Q
period 2008-09-30
SMART MOVE, INC.
filed 2008-11-14
CIK 1349108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2008 there were 17,460,111 shares of the registrant’s Common Stock ($0.0001 par value) outstanding.

Cautionary Note regarding Forward-Looking Statements
Statements in this report on Form 10-Q concerning our future expectations regarding our financial condition, results of operation and business are “forward-looking statements” for which we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. When used in this report, the words “may,” “will,” “should,” “anticipate,” “believe,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements are subject to uncertainties that could cause actual results to differ materially from our expectations, including risks relating to implementation of our business plans, our financing requirements, our ability to raise the additional capital we require, and other risks discussed in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report or in our most recent Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2008. Please consider our forward-looking statements in light of those risks as you read this report.

i

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Smart Move, Inc.
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$571,703	$369,189
Accounts receivable trade, net of allowance of $32,000 and $45,000, respectively	430,285	80,112
Packing supplies	89,070	94,437
Contracts in process	802,176	517,485
Prepaids and other	59,424	146,259

Total current assets	1,952,658	1,207,482

Property and equipment, net	13,472,405	15,942,718
Other assets	232,259	113,546

	13,704,664	16,056,264

Total assets	$15,657,322	$17,263,746

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,505,220	$2,550,281
Salaries payable	68,017	—
Accrued interest	1,052,083	435,804
Deferred revenue	1,003,048	456,247
Current portion of long-term debt and notes payable, net of discounts of $6,087,923 and $1,051,310, respectively	5,421,068	409,070
Derivative liability	2,806,288	—
Current portion of obligations under capital leases	97,724	91,648

Total current liabilities	12,953,448	3,943,050

Long-term liabilities:
Long-term debt and notes payable, less current portion, net of discounts of $70,225 and $3,552,103, respectively	3,201,402	6,353,045
Obligations under capital leases, less current portion	65,854	145,653

Total long-term liabilities	3,267,256	6,498,698

Total liabilities	16,220,704	10,441,748

Commitments and contingent liabilities	—	—

Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized 17,460,111 and 10,979,699 issued and outstanding, respectively	1,745	1,097
Additional paid-in-capital	23,458,515	20,807,395
Accumulated deficit	(24,023,642)	(13,986,494)

Total shareholders’ equity (deficit)	(563,382)	6,821,998

Total liabilities and shareholders’ equity (deficit)	$15,657,322	$17,263,746

Smart Move, Inc.
Condensed Statements of Operations

	Three Months Ended September 30,
	2008	2007
	(unaudited)

Sales	$4,108,439	$2,311,168

Cost of moving and storage	3,817,805	2,243,459
Depreciation, amortization and impairment	968,707	1,110,848

Total cost of moving and storage	4,786,512	3,354,307

Gross loss	(678,073)	(1,043,139)

Selling, general and administrative expenses	1,382,042	1,477,407
Depreciation and amortization	33,342	45,325

Total selling, general and administrative expenses	1,415,384	1,522,732

Operating loss	(2,093,457)	(2,565,871)

Other income (expense):
Interest income	290	23,465
Interest expense	(1,414,054)	(615,729)
Loss on value of derivative liability	(298,803)	—

Total other expense	(1,712,567)	(592,264)

Net loss	$(3,806,024)	$(3,158,135)

Net loss per share:
Basic and diluted	$(0.27)	$(0.29)

Shares used to compute net loss per share:
Basic and diluted	14,302,098	10,854,716

Smart Move, Inc.
Condensed Statements of Operations

	Nine Months Ended September 30,
	2008	2007
	(unaudited)

Sales	$7,000,864	$4,603,287

Cost of moving and storage	6,711,201	4,908,590
Depreciation, amortization and impairment	2,343,226	2,421,573

Total cost of moving and storage	9,054,427	7,330,163

Gross loss	(2,053,563)	(2,726,876)

Selling, general and administrative expenses	4,619,526	4,691,760
Depreciation and amortization	102,639	112,944

Total selling, general and administrative expenses	4,722,165	4,804,704

Operating loss	(6,775,728)	(7,531,580)

Other income (expense):
Interest income	4,584	283,195
Interest expense	(3,457,134)	(2,255,648)
Gain on value of derivative liability	553,112	—
Loss on debt extinguishment	(361,981)	—

Total other expense	(3,261,419)	(1,972,453)

Loss before income tax benefit	(10,037,147)	(9,504,033)
Income tax benefit	—	(2,367,000)

Net loss	$(10,037,147)	$(7,137,033)

Net loss per share:
Basic and diluted	$(0.77)	$(0.68)

Shares used to compute net loss per share:
Basic and diluted	12,960,896	10,502,378

Smart Move, Inc.
Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(unaudited)

Cash flows from operating activities:
Net loss	$(10,037,147)	$(7,137,033)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,090,265	2,128,506
Vault inventory used for repairs	26,803	—
Impairment	355,600	406,011
Non-cash compensation	206,311	174,555
Gain on value of derivative liability	(553,112)	—
Bad debt (recovery) allowance	(13,000)	94,474
Amortization of debt discount	1,461,275	1,214,253
Loss on debt extinguishment including incentives to induce conversion of debt to equity	1,129,421	250,437
Deferred income tax benefit	—	(2,367,000)

Change in operating assets and liabilities:
Accounts receivable	(337,173)	(204,018)
Packing supplies	5,367	(96,247)
Prepaids and other	30,876	57,145
Contracts in process	(284,691)	(103,354)
Accounts payable	22,956	1,194,728
Accrued interest	911,050	382,589
Deferred revenue	546,801	236,478

Net cash used in operating activities	(4,438,398)	(3,768,476)

Cash flows from investing activities:
Additions of property and equipment	(2,355)	(9,775,964)
Deposits on office lease	—	(39,200)

Net cash used in investing activities	(2,355)	(9,815,164)

Cash flows from financing activities:
Proceeds from notes payable	4,614,817	1,757,500
Proceeds from equity financing	750,000	—
Notes payable and equity issuance costs	(258,600)	(152,775)
Payments on bank debt	(389,227)	(497,641)
Payments on obligations under capital leases	(73,723)	(73,873)

Net cash provided by financing activities	4,643,267	1,033,211

Net increase (decrease) in cash and cash equivalents	202,514	(12,550,429)
Cash and cash equivalents at beginning of period	369,189	14,235,823

Cash and cash equivalents at end of period	$571,703	$1,685,394

Smart Move, Inc.
Condensed Statements of Cash Flows (continued)
(unaudited)

Nine Months Ended September 30,	2008	2007

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$316,818	$408,419

Supplemental disclosure of noncash investing and financing activities:

Equipment acquired included in accounts payable	$—	895,883
Conversion of accrued interest to common shares and debt	$294,521	$—
Conversion of debt to common shares	$1,136,366	$406,484

Allocation of value to warrants and beneficial conversion feature in connection with debt offerings	$243,421	$65,101
Purchase of assets with common shares and warrants	$78,100	$—
Recovery of deferred offering costs in accounts payable	$—	$32,108
Adoption of FIN 48 increase in deferred tax liability and accumulated deficit	$—	$80,000
Warrants issued for debt offering costs	—	18,507
Allocation of value to derivative liability associated with derivative debt and equity financings	$3,359,400	—

Smart Move, Inc.
Notes to Financial Statements (unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited interim condensed financial statements have been prepared by Smart Move, Inc. (“Smart Move” or the “Company”) in accordance with the instructions to quarterly reports on Form 10-Q and article 10 of regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008, and for all periods presented have been made. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principals generally accepted in the United States have been condensed or omitted. Consequently, these unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s latest Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2008. Interim results are not necessarily indicative of results for a full year.
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
Going Concern
The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate the Company as a going concern. However, the Company has sustained substantial operating losses since inception and has used substantial amounts of working capital in its operations. These conditions raise substantial doubt in the Company’s ability to continue as a going concern. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements and succeed in establishing profitability of its future operations. Management’s plans include increasing revenue opportunities directly through new marketing programs targeted to the relocation industry, partnerships with van lines and other strategic alliances. The Company has implemented an affiliate program designed to work with local movers to use its services to provide inter-state moves. In addition, the Company is working with corporate relocation companies to use its services for their corporate customers. The Company’s Board of Directors has authorized management to explore the full range of strategic alternatives available to address financing objectives and enhance shareholder value. The alternatives being pursued include raising capital through commercial loans, equipment leasing transactions and additional public or private offerings of the Company’s securities. Concurrently, the Company will evaluate cost control measures such as restructuring current debt obligations, reductions of workforce, changes in storage options and changes in transportation providers. The Company expects to increase its revenues during fiscal 2008. However, there can be no assurance that the anticipated revenues and corresponding cash flows will materialize. At March 31, 2008, the Company indicated that it would require additional funding of approximately $2,500,000 during 2008 in order to finance its operations, make debt payments and implement its business plan. During the second and third quarters of 2008, the Company received $2,005,000 of this necessary funding including $750,000 from the Operating and Security Agreement, $505,000 from the May 2008 private placement of Secured Notes, and $750,000 from an equity investment. As of the date of this filing, the Company has yet to secure commitments to fulfill the balance of its projected $2,500,000 requirement.

While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements, this is predicated upon the Company being able to continue to raise additional capital to maintain operations and execute its business plan until the peak summer moving season of 2009. There can be no assurance that the Company’s further capital raising will be successful.
These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.
Business Acquisition
In connection with management’s plans to increase revenue opportunities, on January 31, 2008, the Company acquired certain business assets of Star Relocation Network Alliance, Inc. (“Star Alliance”), including trademarks, trade names, a customer list and other intangible assets related to Star Alliance’s co-branded and private label move management programs offered to the real estate brokerage community, third party relocation companies and human resource departments of major companies. In exchange for the business assets, the Company issued 80,000 shares of common stock (fair value of $55,200) and warrants, exercisable for 3 years, to purchase 100,000 shares of common stock at an exercise price of $1.20 per share (fair value of $22,900). The acquisition has been accounted for as a business combination and the results of operation related to the business assets were not significant from the January 31, 2008 acquisition date. Had the business acquisition occurred on January 1, 2008 or 2007, the Company’s results of operations and loss per share would not be significantly different from reported amounts. The purchase price has been substantially allocated to identifiable intangible assets and the resulting amortization, and any changes upon finalization of the preliminary allocation, is not expected to be significant to the Company’s results of operations.
Deferred Revenues
Smart Move recognizes advanced billings and the related deferred revenue of contracts in process on a net basis. Cash payments totaling $1,003,048 which were received on advanced billings as of September 30, 2008 and $456,247 as of December 31, 2007, are included in the financial statements as deferred revenue.
Customer Concentrations
At September 30, 2008, two customers accounted for 20% each, and a third customer accounted for 22% of the Company’s accounts receivable. As of December 31, 2007, no customer accounted for more than 10% of the Company’s accounts receivable. For the three and nine months ended September 30, 2008 one customer accounted for 29% and 18% of total revenue, respectively. For the three and nine months ended September 30, 2007, no single customer accounted for more than 10% of total revenue.
Stock Based Compensation
In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Share-Based Payments” (“SFAS 123R”), the Company records stock-based compensation expense for all share-based payment arrangements, including stock options, warrants and restricted stock grants. There were no options exercised in the nine months ended September 30, 2008. During the same period, the Company granted 343,000 options. Compensation cost related to share-based payments that vested during the three and nine months ended September 30, 2008 and which are recognized in the Statements of Operations, was $41,072 and $156,872, respectively. For the three and nine months ended September 30, 2007 the compensation cost recognized in the Statements of Operations, was $47,573 and $144,555, respectively.
On January 15, 2008, Smart Move granted 89,884 shares of restricted common stock, valued at $60,000, to its non-employee directors that vest during the year ended December 31, 2008, in accordance with the Company’s compensation plan for non-employee directors. The Company recognized $19,439 and $49,439 of expense for the three and nine months ended September 30, 2008, respectively, relating to this stock grant. During the nine months ended September 30, 2007, the Company issued 8,676 shares of stock valued at $40,000 to the non-employee directors for which the Company recognized $30,000 and $10,000 of expense for the nine months and three months ended September 30, 2007, respectively.

Loss Per Share
Loss per share is computed based on the weighted average number of shares outstanding each period. Convertible notes, stock options, unvested grants of restricted stock and warrants are not considered in the calculation, as the impact of the potential dilution (34,837,113 shares at September 30, 2008 and 11,614,469 shares at September 30, 2007) would be to decrease basic loss per share. Therefore, diluted loss per share is equivalent to basic loss per share for all periods shown.
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
2. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	September 30,	December 31,
	2008	2007
SmartVaultsTM	$10,455,033	$10,455,033
GPS equipment	1,574,317	2,587,199
Vault mold	1,773,751	1,773,751
Rolling stock and trailers	3,773,853	3,773,853
Container components	703,064	1,085,465
Office equipment	464,164	461,808
Leasehold improvements	11,475	11,475

	18,755,657	20,148,584
Less accumulated depreciation	(5,283,252)	(4,205,866)

Property and equipment, net	$13,472,405	$15,942,718

Depreciation expense was $2,090,265 and $2,128,506 for the nine months ended September 30, 2008 and 2007, respectively. Depreciation expense was $646,449 and $874,226 for the three months ended September 30, 2008 and 2007, respectively. During the third quarter of 2008, the Company performed an impairment analysis in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” and determined that GPS units not currently installed in a SmartVault had no realizable value and therefore an impairment of $355,600 was recorded. Management’s analysis of the remaining move related assets, based on the undiscounted cash flows, determined no additional impairment existed as of September 30, 2008. During the second quarter of 2007, the Company wrote off $1,012,882 of fully depreciated GPS units, reducing the cost basis and accumulated depreciation.

During the year ended December 31, 2007, the Company began assembling a majority of its SmartVaultTM containers at its Denver warehouse. The Company receives the components required to be assembled or affixed, consisting of the plastic walls, top, aluminum base, signage and GPS units and then assembles or attaches the components to create a completed container. The completed SmartVault™ container is then shipped to a terminal for use. At September 30, 2008, the container components consisted of $451,705 of sides, bases and tops, $28,000 of GPS units, $142,613 of signage and $80,746 of various additional, miscellaneous components. During 2008, the Company impaired $355,600 of GPS units included in Container components and used $26,803 of component sides for replacement on existing containers.
3. LONG-TERM DEBT
During the nine-month period ended September 30, 2008, the Company entered into several debt financing arrangements generating net proceeds of $4,363,150 (face value of $5,110,000 less original issue discounts of $548,250 and debt offering costs of $198,600). The financings included a January 2008 unsecured convertible debenture (the “January 2008 Unsecured Notes”) in the amount of $200,000, a January 2008 private financing transaction of convertible debentures (the “January 2008 Notes”) in the amount of $3,655,000, a secured operating loan and security agreement of convertible debentures (the “2008 Secured Notes”) in the amount of $750,000, and a private placement memorandum of secured convertible debentures (the “May 2008 PPM Notes”) in the amount of $505,000 (of which $25,000 is held by the newly elected audit committee chairman).
Each of the above debt offerings include various financing terms including conversion features and warrants. The table below summarizes the maturity date, interest rate, conversion price and the number of warrants to purchase common stock included in each respective financing.

	January
	2008
	Unsecured	January	2008 Secured	May 2008
	Notes	2008 Notes	Notes	PPM Notes
Maturity date ^	January 2009	January 2010	April/May 2011	May-July 2011
Interest rate	12%	11%	12%	11%
Original issue discount	n/a	15%	n/a	n/a
Conversion price	$0.75	$0.75	$0.40	$0.40

Number of warrants *	570,000	2,436,667	1,875,000	1,262,500

^	The January 2008 Unsecured Notes were converted to common stock in August 2008.

*	The warrants have varying terms ranging from 3 to 5 years and exercise prices ranging from $0.80 to $1.25.
In January 2008, the Company entered into an unsecured convertible debenture agreement with a related party (the “January 2008 Unsecured Notes”). In accordance with EITF 00-27, the Company allocated $184,000 of the proceeds to a beneficial conversion feature and the warrants resulting in a debt discount of $184,000 with the corresponding entry to additional paid in capital.

In order to effectuate the January 2008 Notes financing transaction, the Company offered to debt holders of its November 2007 Notes ($1,071,500 outstanding at the date of the inducement) two alternative elections as inducements to convert the notes and/or relinquish their second lien security interest in the collateral pledged to the respective November 2007 Notes. The Company received elections to convert $796,500 of the then outstanding notes to equity at a reduced conversion price of $0.65 resulting in the issuance of 1,250,040 restricted shares of the Company’s common stock. In addition to the reduced conversion price, the electing debt holders received a one year extension and a reduced exercise price on the warrants initially issued with the November 2007 Notes and additional warrants to purchase 398,250 restricted shares of the Company’s common stock. The Company also received elections, related to $275,000 of the then outstanding notes, to subordinate their security interests to the purchasers of the January 2008 Notes. The electing debt holders received a reduced conversion price and a reduced exercise price on the warrants issued with the November 2007 Notes.
The Company recorded an inducement expense to convert debt to equity related to the converted November 2007 Notes in the amount of $224,580 and, a loss on extinguishment of debt in the amount of $171,969, related to the subordination of security interests.
In addition to the inducement offered to holders of November 2007 Notes, the Company amended and restated certain terms of the September 2007 Notes, resulting in a loss on debt extinguishment of $190,012.
The January 2008 Notes include an anti-dilution feature that does not meet the definition of a “standard” anti-dilution feature. Therefore, the conversion feature and warrants associated with the January 2008 Notes were determined to be embedded derivatives in accordance with SFAS No. 133. Accordingly, the Company bifurcated the derivatives from the January 2008 Notes and measured the conversion feature and warrants at their fair value on the date of issuance using the Black-Scholes option pricing model. A derivative liability in the amount of $1,783,640 was recorded on the issuance date with the corresponding entry to debt discount.
The January 2008 Notes also include a variable pricing provision that causes the Company to potentially not have the ability to issue a sufficient number of shares of common stock required to discharge its obligations under the current terms. As the Company is currently not in a financial position to redeem the balance of the payments due in cash, the January 2008 Notes are recorded as current in the accompanying balance sheet.
Additionally, as the Company does not potentially have adequate shares to settle its obligation for the January 2008 Notes, the Company is precluded from concluding it has sufficient authorized or issued shares to settle certain contracts within the scope of EITF 00-19. The inability to settle the January 2008 Notes has “tainted” financial instruments embedded in subsequent financings in a similar manner. The Company determined that the “toxic security” taints the equity classification of subsequently issued contracts subject to EITF 00-19; therefore, these securities are classified as liabilities until the toxic security expires or is settled. A sequencing approach under EITF 00-19 as it pertains to toxic securities is permitted. Under the sequencing approach, some contracts may continue to qualify as equity despite the existence of a “toxic” security. The sequencing approach permits tainted contracts to be evaluated based on 1) earliest issuance date or 2) latest maturity date. For purposes of applying EITF 00-19 to tainted securities, the Company has elected to employ the earliest issuance date to its debt instruments issued subsequent to the January 2008 Notes.
In April 2008, the Company entered into an Operating Loan and Security Agreement with a beneficial owner of greater than 10% of the Company’s securities, and therefore a related party (the “2008 Secured Notes”). Due to the tainted nature of the securities, as discussed above, the conversion feature and warrants issued in the transaction were recorded as a derivative liability in the amount of $458,150 on the issuance date with the corresponding entry to debt discount. The Company determined the fair value of the derivative liability utilizing the Black-Scholes option pricing model. The Company applied a 32% discount factor to the Black-Scholes calculation determined by the limited liquidity, the number of warrants, the Company’s volatility, historical financial results, and Rule 144 restrictions associated with these securities.
In order to execute the 2008 Secured Notes financing transaction, the Company granted warrants to purchase 1,000,000 shares of the Company’s common stock to holders of the 2005 Notes, the July 2006 Notes, and the August 2007 Notes. The warrants to purchase the shares of common stock were granted to the secured lenders in exchange for releasing their lien on 800 Smart Vaults. The fair value attributable to the warrants was recorded as a derivative liability at the date of grant in the amount of $74,800 with a corresponding entry to debt discount.
In May through July 2008, the Company sold in a private placement memorandum secured convertible notes (the “May 2008 Notes”). Due to the tainted nature of the securities, the conversion feature and warrants issued in the transaction were recorded as a derivative liability in the amount of $431,895 on the issuance date with the corresponding entry to debt discount. As with the 2008 Secured Notes, the Company determined the fair value of the derivative liability utilizing the Black-Scholes option pricing model and a 32% discount factor.

In August 2008, in relation to an equity funding transaction, the Company offered an inducement to the holder of the September 2007 Notes and the January 2008 Unsecured Notes to convert the then outstanding principal balance of $740,000 to equity. The inducement offered and accepted reduced the respective conversion prices ($0.80 and $0.75, respectively) to $0.32. The inducement expense in the amount of $424,958 is included in interest expense on the accompanying income statement. The conversion resulted in the Company issuing 2,343,750 restricted shares of common stock.
In addition, as part of the equity funding transaction, the Company granted the holder warrants to purchase 3,515,625 restricted common shares related to the equity financing and warrants to purchase 82,500 restricted shares of common stock to release certain collateral related to the converted debt. The Company determined the fair value of the warrants, $576,141 and $12,566, respectively, utilizing the Black-Scholes option pricing model and a 32% discount. Due to the securities being tainted, the value was recorded as a derivative liability.
Certain of the debt financings were completed through placement agents and the Company granted warrants to purchase an aggregate 191,000 restricted shares of common stock to the placement agents. The Company determined the fair value of the warrants utilizing the Black-Scholes option pricing model and a 32% discount. The value attributable to the placement warrants, $22,208, was recorded as a derivative liability on the issuance date.
The following table summarizes our total outstanding debt as of September 30, 2008:

Note	Face Amount	Discounts	Total

July 2006 Notes ***	$5,000,000	$3,546,937	$1,453,063
2005 Notes ****	$2,998,653	$81,383	$2,917,270
2007 Deferred Interest Note	$355,500	$—	$355,500
August 2007 Notes *	$1,217,500	$71,824	$1,145,676
November 2007 Notes *	$275,000	$—	$275,000
January 2008 Notes **	$3,655,000	$1,544,261	$2,110,739
2008 Secured Notes **	$750,000	$465,448	$284,552
May 2008 PPM Notes **	$505,000	$448,295	$56,705
Other * ^	$23,965	$—	$23,965

Total	$14,780,618	$6,158,148	$8,622,470

*	Classified as current in the accompanying balance sheet. Note is due within 12 months.

**	Classified as current in the accompanying balance sheet due to the variable pricing provision of the January 2008 Notes as previously discussed.

***	Classified as current in the accompanying balance sheet due to default on certain terms of the Note.

****	Certain of the 2005 Notes ($71,368, net of discounts) were classified as current in the accompanying balance sheet as the amount is due within 12 months.

^	The Company financed $53,067 related to insurance premiums during the nine-month period ended September 30, 2008.
At each measurement date, in accordance with SFAS No. 133, the Company revalues the derivative liabilities related to the respective securities. The Company determines the fair value of the derivatives utilizing the Black-Scholes option pricing model and a 32% discount. The revaluation resulted in a loss on the derivative liability of $298,803 for the three-month period ended September 30, 2008 and a gain on the derivative liability of $553,112 for the nine-month period ended September 30, 2008.
The Company recorded amortization of the respective debt discounts to interest expense for the three-month period ended September 30, 2008 in the amount of $519,275 and $1,461,275 for the nine-month period ended September 30, 2008. In addition, related to the September 2007 Note conversion, the November 2007 Note conversion and the January 2008 Unsecured Note conversion, the Company recorded the unamortized debt discount balance to interest expense on the date of conversion in the amount of $117,902. Included in interest expense is $720,929 of related party interest.

4. STOCK INCENTIVES AND OPTIONS
Overview
In January of 2008 the Company granted options to acquire 343,000 shares of common stock to employees. In addition, in January 2008, Smart Move granted 89,884 shares of restricted stock valued at $60,000, to its non-employee directors that vest during the year ended December 31, 2008. On September 15, 2008 the Company granted 13,528 shares of restricted stock to a new director valued at $4,439.
A summary of option activity from December 31, 2007 to September 30, 2008 is as follows:

		Weighted Average
		Exercise
	Shares	Price

Outstanding as of December 31, 2007	801,500	$4.53

Granted	343,000	$0.68

Forfeited	(169,500)	$4.96

Outstanding as of September 30, 2008	975,000	$3.10

Vested and Exercisable as of September 30, 2008	369,827	$2.20

A summary of the status of the Company’s unvested shares as of September 30, 2008:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Unvested as of December 31, 2007	574,968	$1.47

Granted	343,000	$0.68

Forfeited	(169,500)	$0.40

Vested	(143,295)	$1.53

Unvested as of September 30, 2008	605,173	$0.73

5. EQUITY
In January 2008, the Company issued 89,884 shares of common stock to its non-employee Directors valued at $60,000 in consideration of services for the year 2008.
In January 2008 the Company issued 1,250,040 shares of common stock for the conversion of $796,500 of face amount of notes issued in November of 2007.
On January 31, 2008 the Company purchased certain assets of Star Relocation Alliance, Inc., for 80,000 shares of common stock, together with three year warrants to purchase 100,000 additional shares of common stock at an exercise price of $1.20 to complete the asset acquisition. If certain top line revenues numbers are achieved in 2008, the Company will be required to issue an additional 20,000 to 45,000 shares of common stock.
On August 28, 2008, the Company entered into an Equity Investment Commitment in the amount of $750,000 with a shareholder that controls more than 10% of the Company’s shares on a beneficial basis, and therefore, a related party. In connection with the transaction, the Company sold 2,343,750 restricted shares of the Company’s common stock at $0.32 per share and issued a five year common stock purchase warrant covering 3,515,625 of restricted shares exercisable at $0.40.
The Company recorded a $576,141 derivative liability for the fair value of the common stock purchase warrant noted above and netted it against the investment as a cost of the transaction.
In addition on August 28, 2008 the Company converted $740,000 of debt to equity by issuing 2,312,500 shares of common stock.
In September 2008 the Company issued 13,528 shares of restricted common stock to a new director valued at $4,439.
In July, August and September 2008 the Company issued 390,710 shares of common stock in payment of $100,474 interest on certain notes.
6. SUBSEQUENT EVENTS
At a special meeting of shareholders on October 27, 2008, the shareholders approved granting discretionary authority to the Board of Directors to effect a reverse stock split within a range of one-for-ten and one-for-fifteen for a period of 12 months following the meeting.
On November 10, 2008 the Company filed a registration statement with the Securities and Exchange Commission for the purpose of selling additional shares in an underwritten offering.

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
At September 30, 2008 the Company had an accumulated deficit of $24,023,642 and negative working capital of $11,000,790.
As of September 30, 2008, we were in default with respect to $6,779,153 or approximately 45% in principal amount of our outstanding convertible promissory notes. Our significant debt requires us to use our limited cash flow for the payment of these debt obligations. These large debt service payments as well as the amounts of interest converted to equity have caused us to incur significant interest expense which has increased our historical net loss and will increase our current and future net loss.
Our revenues and cash flows are not adequate to enable us to meet our present or anticipated obligations; therefore we need to raise additional funds to cover the projected shortfall through commercial loans, equipment leasing transactions or additional public or private offerings of our securities. We are currently investigating additional funding opportunities, and are in discussion with various potential lenders and investors who might be able to provide financing. We have no current commitments for additional financing, and there can be no assurance that any private or public offering of debt or equity securities or other funding arrangements could be effected on a timely basis or to an extent sufficient to enable us to continue to satisfy our capital requirements and continue in operations. If we continue to fail to demonstrate an ability to generate sufficient revenue to meet our obligations and sustain our operations, our ability to continue to raise capital may be impaired and we may not be able to continue as a going concern.
Management’s plan for achieving profitability includes reducing operating costs and increasing revenue through expansion of existing, and development of new, revenue opportunities, including the following:
•	capturing additional individual customers through our website, purchased internet leads and other marketing channels;

•	approaching additional corporate human resources departments that manage employee relocations;

•	expanding our affiliate program with local movers to obtain additional interstate bookings

•	developing new relationships with corporate relocation companies that manage multiple moves; and

•	expanding our current “private label” program with Atlas Van Lines and Bekins A-1 to include other national and regional van lines that may desire to brand our services for smaller shipments.
Management believes increased revenue will permit economies of scale as our operating costs are not expected to increase in direct proportion to revenue.
American Stock Exchange Continued Listing
On June 20, 2008, we received a notice from the American Stock Exchange advising us that we do not meet AMEX’s continued listing standards. On September 5, 2008, AMEX staff notified us that the plan we had submitted to regain compliance had been accepted, and that we must become compliant by December 22, 2008 or AMEX could institute delisting procedures. We will be able to maintain the listing of our common stock and listed warrants on the AMEX during the plan period, provided that our updates to AMEX reflect that we are making progress consistent with the plan, which includes raising additional working capital. If a delisting from AMEX were to occur, the common stock may trade on the OTC Bulletin Board. This alternative market is generally considered to be less efficient than, and not as broad as, AMEX. If our common stock were to be delisted from AMEX, the price of our common stock and the ability of holders to sell their stock would be adversely affected.

Our Business
Upon completion of our initial public offering in December 2006, we merged with our predecessor entity, A Smart Move, L.L.C., which had been providing containerized moving services in a limited number of locations since June 2005. Currently, we provide containerized moving services in 60 of the largest U.S. metropolitan centers from the terminals of our primary transportation provider UPS Freight. We utilize UPS Freight for most of our outsourced transportation requirements in order to obtain rapid market penetration with less infrastructure than traditional movers.
As both a management and financial tool, we seek to differentiate our moves based on five stages of completion. The first stage is the delivery of the empty SmartVault container to the moving customer. The second stage is the pick up of the fully loaded container from the customer. The third stage is the intercity transport of the loaded container to the UPS terminal in the destination city. The fourth stage is the delivery of the loaded container to the customer destination address. Stage five is the final stage, retrieval of the empty vaults from the destination, indicating completion of all required services and triggering revenue recognition. A “move in progress” is a contracted customer move which has yet to reach the final stage five, but for which we have delivered vaults and taken possession of the customer’s goods. The costs associated with moves in progress are reflected as deferred costs and any cash collected on a move in progress is reflected as deferred revenue. At September 30, 2008, we had $1,838,000 of moves in progress compared to $1,176,000 at September 30, 2007. Included in moves in progress was deferred revenue which at September 30, 2008 and September 30, 2007 was $1,003,048 and $349,942, respectively.
Due to recent market events that have adversely affected all industries and the economy as a whole, management has placed increased emphasis on monitoring the risks associated with the current economic environment, particularly the collectibility of receivables, the fair value of assets. At this point in time, there has not been a material impact on the Company’s assets. Management will continue to monitor the risks associated with the current environment and their impact on the Company’s results and assets.
Recent Financial Results
For the nine months ended September 30, 2008 sales were $7,000,864, compared to $4,603,287 in the same period during 2007, representing an increase of 52%. The net loss for the nine months ended September 30, 2008 was $10,037,147 compared to a net loss of $7,137,033 for the nine months ended September 30, 2007, an increase of 41%. The net loss in the more recent period is due in part to significant noncash expenses. Total noncash expenses for the first nine months of 2008 were approximately $4,703,563 compared to approximately $1,901,236 in the first nine months of 2007. The noncash expenses for 2008 consisted primarily of depreciation expense of $2,090,265, amortization of debt discounts of $1,461,275, a loss on debt extinguishment including incentives to induce conversion of debt to equity of $1,129,421, noncash compensation expense of $206,311 and an impairment expense of $355,600. These 2008 noncash expenses were reduced by a noncash gain on value of derivative liability of $553,112 related to the January 2008 Notes. The noncash expenses for 2007 were comprised primarily of $2,128,506 of depreciation expense and $1,214,253 of amortization of debt discounts, impairment expense of $406,111, incentives to induce conversion of debt to equity recorded as interest expense of $250,437 and were reduced by a noncash deferred income tax benefit of $2,367,000.

Summary of Financial Results

Results of Operations

Comparison of the three months ended September 30, 2008 and 2007

				%
	3 months ended September 30,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)

Sales	$4,108,439	$2,311,168	$1,797,271	78%

Cost of moving and storage
Cost of moving and storage	3,817,805	2,243,459	1,574,346	70%
Depreciation, amortization and impairment	968,707	1,110,848	(142,141)	(13)%

Total cost of moving and storage	4,786,512	3,354,307	1,432,205	43%

Gross loss	(678,073)	(1,043,139)	(365,066)	(35)%
Selling, general and administrative expenses
Selling, general and administrative expenses	1,382,042	1,477,407	(95,365)	(6)%
Depreciation and amortization	33,342	45,325	(11,983)	(26)%

Total selling, general and administrative expenses	1,415,384	1,522,732	(107,348)	(7)%

Operating loss	(2,093,457)	(2,565,871)	(472,414)	(18)%

Other income (expense):
Interest income	290	23,465	(23,175)	(99)%
Interest expense	(1,414,054)	(615,729)	798,325	130%
(Loss) on value of derivative liability	(298,803)	—	298,803	nm

Total other expense	(1,712,567)	(592,264)	1,120,303	189%

Net loss	$(3,806,024)	$(3,158,135)	$647,889	20%

nm —	percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Sales. Sales increased $1,797,721 or 78% during the three months ended September 30, 2008 compared to the comparable period in the prior year. The increase in sales can be attributed to increased internal sales as well as increased revenue from third party relocation and national van lines in 2008 compared to 2007. Average gross per move revenue, (including storage) was $3,858 compared to $3,512 in the prior year. The increased revenue per move is due to us becoming more competitive with our pricing matrix.
The majority of our sales during the three months ended September 30, 2008 were to the general public as well as increased revenue from third party corporate relocation companies and van lines. We differentiate our moves based on five stages of completion. A move in progress is a contracted customer move which has yet to reach the final stage five, but for which Smart Move has delivered vaults and taken possession of the customer’s goods. We delineate a customer move in progress into five stages based on the move status of the customer. The first stage is the delivery of the empty SmartVault container to the moving customer. The second stage is the pick up of the fully loaded container from the customer. The third stage is the intercity transport of the loaded container to the UPS terminal in the destination city. The fourth stage is the delivery of the loaded container to the customer destination address. Stage five is the final stage, retrieval of the empty vaults from the destination, indicating completion of all required services and triggering revenue recognition. The costs associated with moves in progress are reflected as deferred costs and any cash collected on a move in progress is reflected as deferred revenue. As of September 30, 2008, we had 799 moves in progress (that includes advanced billings) which, when completed, will represent sales of approximately $1,838,000 (including deferred revenue of $1,003,048) compared to September 30, 2007 when 356 moves were in progress representing sales of approximately $1,176,000 or an increase of 56%. We recognize revenue upon completion of all the moving services.
Cost of moving and storage (exclusive of depreciation, amortization and impairment) and gross margin. Cost of moving and storage consists primarily of the cost of transportation to move the containers (freight). The Company’s cost of moving and storage for the three months ended September 30, 2008, was $4,786,512 resulting in a gross loss of $678,073 (gross loss percentage of 16.5%), compared to the three months ended September 30, 2007 of cost of moving and storage of $3,354,307 and a gross loss of $1,043,139 (gross loss percentage of 45%). The Company’s gross loss decreased by $365,066 which is primarily attributable to a decrease in depreciation expense of $142,141 and a reduction in variable costs of moving and storage, principally our freight expense. The decrease in depreciation expense is due to the write off of assets in 2007 including the impairment of $875,000 Version I Smart Vault containers during the fourth quarter of 2007. Depreciation and impairment expense for the three months ending September 30, 2008, was $968,707 on our SmartVaultsTM, forklifts, GPS units and flat bed trailers and included $355,600 of impairment on certain GPS units compared to depreciation and impairment of $1,110,848 for the comparable three months ending September 30, 2007. Our gross profit percentage has been negatively impacted by our high depreciation costs associated with the operational fixed assets necessary to establish the national expansion. We had a gross profit (exclusive of depreciation and amortization) of $290,634 or 7% of sales for the three months ended September 30, 2008 compared to a gross profit (excluding depreciation and amortization) of $67,709 or 3% of sales in 2007. The increase in our gross profit (exclusive of depreciation and amortization) year over year was 329%. We have been able to reduce our costs of moving and storage by upgrades of our software, additional personnel to monitor costs and consolidation of loads to take advantage of full truck load freight rates. For the three months ended September 30, 2008 and 2007, we incurred repositioning costs and furniture pad purchases to stock new van lines with which we began doing business of $214,700 and $197,347, respectively.
Total selling, general and administrative expenses. Total selling general and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Total selling, general and administrative expenses were $1,415,384 for the three months ended September 30, 2008, compared to $1,522,732 for the three months ended September 30, 2007, or a decrease of $107,348. The major components of total selling, general and administrative expenses are comprised of salaries and wages for the three months ended September 30, 2008 of $647,574 (including $41,072 of non-cash compensation) compared to salaries and wages for the three months ended September 30, 2007 of $609,287 (including non-cash compensation of $45,573) or an increase of $38,287. The increase in salaries and wages was offset by a decrease of legal and accounting expense of $4,489.

Also in total selling, general and administrative expenses was depreciation expense of $33,342 for the three months ended September 30, 2008, compared to depreciation expense of $45,325, for the three months ended September 30, 2007. We expect selling, general and administrative expenses to increase modestly as we focus our efforts on sales growth. It is our expectation that these expenses will continue to decrease as a percentage of revenue if we are successful in expanding our sales.
Total other expense. For the three months ending September 30, 2008, total other expense consists of interest expense, interest income and a loss on value of derivative liability. Interest expense for the three months ended September 30, 2008 was $1,414,054 compared to $615,729 for the three months ended September 30, 2007. The increase is attributable to the addition of approximately $6.0 million of debt financing and the interest charge of $247,381 associated with the elimination and fair value measurement of the beneficial conversion feature connected to the conversion of certain debt instruments during the three months ending September 30, 2008 and $209,464 of interest expense to induce debt holders to convert to equity. For the three months ended September 30, 2008, the Company reported a loss on value of derivative liability of $298,803.
As a result, the Company reported a net loss of $3,806,024 for the three months ended September 30, 2008, compared to a net loss of $3,158,135 for the three months ended September 30, 2007. The increase in the net loss was attributable primarily to a decrease in depreciation expense of approximately $154,124, offset by an increase in interest expense of $798,325 and a loss on value of derivative liability of $298,803. In future periods while the January 2008 Notes and related common stock purchase warrants remain outstanding, we generally expect to report a gain on derivative liability if our stock price declines, and a loss on derivative liability if our stock price increases (assuming other assumptions used to estimate fair value remain constant). The non-cash gain or loss reported upon re-measurement of our embedded derivative liability may not be indicative of the operating results of our core business activities, but could significantly affect our future reported basic earnings or loss per share depending on numerous factors including the volatility of our stock price.
Net loss. The Company reported a net loss per basic and diluted shares was $0.27 for the three months ended September 30, 2008 compared to $0.29 for the three months ended September 30, 2007. Net loss per share is based upon weighted average shares outstanding of 14,302,098 for the three months ended September 30, 2008 compared to 10,854,716 for the three months ended September 30, 2007. The increase in weighted average shares is primarily due to shares issued in the August 2008 equity placement and debt conversion and shares issued for payment of interest expense on the January 2008 Notes during 2008.

Results of Operations
Comparison of the nine months ended September 30, 2008 and 2007

				%
	9 months ended September 30,		Increase/	Increase/
	2008	2007	(Decrease)	(Decrease)

Sales	$7,000,864	$4,603,287	$2,397,577	52%

Cost of moving and storage
Cost of moving and storage	6,711,201	4,908,590	1,802,611	37%
Depreciation, amortization and impairment	2,343,226	2,421,573	(78,347)	(3)%

Total cost of moving and storage	9,054,427	7,330,163	1,724,264	24%

Gross loss	(2,053,563)	(2,726,876)	(673,313)	(25)%
Selling, general and administrative expenses
Selling, general and administrative expenses	4,619,526	4,691,760	(72,234)	(2)%
Depreciation and amortization	102,639	112,944	(10,305)	(9)%

Total selling, general and administrative expenses	4,722,165	4,804,704	(82,539)	(2)%

Operating loss	(6,775,728)	(7,531,580)	755,852	(10)%

Other income (expense):
Interest income	4,584	283,195	(278,611)	(98)%
Interest expense	(3,457,134)	(2,255,648)	1,201,486	53%
Gain on value of derivative liability	553,112	—	553,112	nm
Loss on debt extinguishment	(361,981)	—	361,981	nm

Total other expense	(3,261,419)	(1,972,453)	1,288,966	65%

Loss before income tax benefit	(10,037,147)	(9,504,033)	533,114	6
Income tax (benefit)	—	(2,367,000)	(2,367,000)	nm

Net loss	$(10,037,147)	$(7,137,033)	$2,900,114	41%

nm —	percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.
Sales. Sales increased $2,397,577 for the nine months September 30, 2008 over the prior year period, or an increase of 52%. The increase in sales can be attributed to increased internal sales as well as increased revenue from third party corporate relocation companies and van lines. Average gross per move revenue, (including storage) was $3,746 compared to $3,616 in the prior year. The increase in revenue per move is due to the Company becoming more competitive with our pricing matrix and completing larger moves in 2008.
Cost of moving and storage (exclusive of depreciation, amortization and impairment) and gross margin. Cost of moving and storage consists primarily of the cost of transportation to move the containers (freight). Our cost of moving and storage for the nine months ended September 30, 2008, was $9,054,427, resulting in a gross loss of $2,053,563 (gross loss percentage of 29%), compared to the nine months ended September 30, 2007 of cost of moving storage of $7,330,163 and a gross loss of $2,726,876 (gross loss percentage of 59%). Our gross loss decreased $673,313. The decrease in the gross loss is attributable to a reduction in variable costs of moving and storage, principally, our freight costs. Depreciation expense of $2,343,226 for the nine months ended September 30, 2008 decreased by $78,347 over the prior year period.

Our gross profit percentage has been negatively impacted by our high depreciation costs associated with the operational fixed assets necessary to establish the national expansion. We reported a gross profit of $289,663 (excluding depreciation and amortization) for the nine months ended September 30, 2008 compared to a gross loss of (excluding depreciation and amortization) of $305,303 in prior year period, or an increase in gross profit of $594,966. We have been able to increase our gross margin due to our concentration on reducing costs, through the upgrades of our software, additional personnel to monitor costs and consolidation of loads to take advantage of full truck load freight rates. Included in our costs of moving and storage (exclusive of depreciation and amortization) we have certain costs that are variable, fixed, and repositioning and furniture pad expenses. During the nine months ended September 30, 2008 we incurred repositioning costs and furniture pad purchases to provide stock to the new van lines with which we began doing business. We believe that our repositioning and furniture pad costs will decrease in the future, (assuming no new containers are added to the fleet), as these costs are incurred to place the assets into position for use. For the nine months September 30, 2008 and 2007 we incurred repositioning costs and furniture pad expenditures of $464,612 and $630,221, respectively.
As we concentrate on sales growth and improved execution in our logistics, we are seeing improvements in our gross margins as a result of reductions in freight costs achieved by economies of scale, and through enhancements to our logistics software which has reduced costs previously attributed to missed shipment deadlines. In addition, we are reducing warehouse and labor costs on our full service moves by expanding our network of third party warehouse and labor providers. Increasing sales revenues in existing locations will also help overcome fixed operational costs and contribute to higher operating margins. By increasing the size of our fleet of containers we will lower repositioning expenses.
Total selling, general and administrative expenses. Total selling, general and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. Total selling, general and administrative expenses were $4,722,165 for the nine months ended September 30, 2008, compared to $4,804,704 for the nine months ended September 30, 2007, or a decrease of $82,539. The major components of total selling, general and administrative expenses are comprised of salaries and wages for nine months ended September 30, 2008, of $1,999,099 (including $156,872 of non-cash compensation) compared to salaries and wages for nine months ended September 30, 2007, of $1,665,085 (including non-cash compensation of $144,555) or an increase of $334,014. This increase was offset by a decrease of legal and accounting fees of $190,851 and a decrease in advertising and marketing of $138,272.
Also in total selling, general and administrative expenses was depreciation expense of $102,639, for the nine months ended September 30, 2008, compared to depreciation expense of $112,944, for the nine months ended September 30, 2007. We expect selling, general and administrative expenses to increase modestly as we focus our efforts on sales growth. It is our expectation that these expenses will continue to decrease as a percentage of revenue if we are successful in expanding our sales.
Total other expense. Total other expense consists of interest expense, interest income, and in 2008, a gain on value of derivative liability and a loss on debt extinguishment. Interest expense for the nine months ended September 30, 2008 was $3,457,134 compared to $2,255,648 for the nine months ended September 30, 2007. The increase is directly attributable to higher debt levels to fund our equipment purchases and operating loss and the elimination of some beneficial conversion features that are reported as interest expense. Interest income for the nine months ended September 30 2008 was $4,584 compared to $283,195 in the prior year. For the nine months ended September 30, 2008, the Company reported a gain on value of derivative liability of $553,112 and a loss on debt extinguishment of $361,981.
Net loss before income taxes. The Company reported a loss before income taxes of $10,037,147 for the nine months ended September 30, 2008, compared to a loss before income taxes of $9,504,033 for the nine months ended September 30, 2007. The increase in the loss before income taxes is attributable primarily to an increase in interest expense of $1,201,486 and a loss on debt extinguishment of $361,981, offset by a gain on value of derivative liability of $553,112. In future periods, while the January 2008 Notes and related common stock purchase warrants remain outstanding, we generally expect to report a gain on derivative liability if our stock price declines, and a loss on derivative liability if our stock price increases (assuming other assumptions used to estimate fair value remain constant). The non-cash gain or loss reported upon re-measurement of our embedded derivative liability may not be indicative of the operating results of our core business activities, but could significantly affect our future reported basic earnings or loss per share depending on numerous factors including the volatility of our stock price.

Income taxes. For the nine months ended September 30, 2007, we recorded an income tax benefit of $2,367,000, compared to none for 2008, as the income tax benefits were fully utilized in 2007. Since the deferred tax liability has been reduced to zero, we will not recognize a tax benefit on additional net operating losses until we generate taxable income.
Net loss. The Company reported a net loss of $10,037,147 for the nine months ended September 30, 2008 compared to a net loss of $7,137,033 for the nine months ended September 30, 2007. Net loss per basic and diluted shares was $0.77 for the nine months ended September 30, 2008 compared to $0.68 for the nine months ended September 30, 2007. Net loss per share is based upon weighted average shares outstanding of 12,960,896 for the nine months ended September 30, 2008 compared to 10,502,378 for the nine months ended September 30, 2007. The increase in weighted average shares is primarily due to the shares issued in the August 2008 equity offering and debt conversion and shares issued for payment of interest expense on the January 2008 Notes during 2008.
Critical Accounting Policies; Use of Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that we believe are both significant and that require us to make subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences, which are of a limited duration given our status as an early stage company. Actual results may differ from our current and previous estimates. The following is a discussion of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements for 2007 and 2008.
Revenue and Cost Recognition. We recognize service revenue and expenses only upon completion of the applicable contract for our services. This policy involves deferring direct and incremental moving expenses, including freight and handling costs and the related revenue, until completion of the services covered by a given contract. We recognize advance billings and the related deferred revenue for contracts in process on a net basis. As of September 30, 2008, we had deferred expenses of $802,176 on contracts in process and deferred revenue of $1,003,048 with respect to cash payments we received on contracts in process in accordance with this policy.
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
Credit Risk, Service Provider and Supplier Risk. Our standard payment terms are such that the entire balance is due at the earlier of the 28th day after the containers are delivered to the customer for loading or one day prior to when the containers are delivered to the customer’s final destination point. We mitigate credit risk with respect to trade accounts receivable by extending credit terms only to a limited number of our customers that we deem creditworthy. At September 30, 2008 we had an allowance of $32,000 for estimated credit losses from moves for periods prior to a change in our credit and billing procedures. We continually review the adequacy of the allowance for doubtful accounts and believe we will not incur significant credit losses in the future.
We purchase the majority of our transportation shipping services from UPS Freight with whom we have a distribution agreement. Our agreement with UPS Freight automatically renews on a monthly basis and is terminable by either party on 90 days notice. The terms of the distribution agreement include storage and local pickup and delivery of the SmartVaultstm. We believe that, while there are alternative sources for the transportation services we purchase, termination of the agreement could have a material adverse effect on our business, financial condition or results of operation if we are unable to obtain an adequate or timely replacement for the services rendered by this transportation provider.

Impairment of Long-Lived Assets. We have adopted the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” which requires that long-lived assets, including identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of long-lived assets based on estimated undiscounted future cash flows and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. If impaired, the long-lived asset is written down to its estimated fair value. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value. The assumptions used by management in its projections of undiscounted cash flows involve judgment about material estimates of future revenue and customer acceptance.
During the second quarter of 2007, the Company was notified by its GPS analog providers that the Federal Communications Commission had ruled that service providers of analog signals would be allowed to discontinue service when the so-called “analog sunset” took effect in February 2008. As of March 1, 2007, the Company had 2,660 analog GPS units in service. Beginning March 1, 2007, these units were depreciated over their remaining eleven month useful life to February 2008. This accelerated rate of depreciation resulted in an increase of $460,550 in depreciation for the year ended December 31, 2007. During the quarter ended June 30, 2007, the Company impaired $75,094 full net book value of 333 analog GPS units that were no longer in use, were not being depreciated and had no known salvage value.
During the quarters ended June 30, September 30, and December 31, 2007, the Company also retired and recycled a portion of its inventory of the older prototype SmartVault Version I units that were damaged, and recorded an asset impairment of $48,970, $281,947 and $258,552, respectively, as these components were recycled. The remaining prototype SmartVault Version I containers are used exclusively in a local storage environment. During the fourth quarter of 2007, the Company performed a strategic review of the Version I vaults used in local storage. Due to the limited financial capital resources available to develop revenue, management assessed the recoverability of these Version I vaults and determined an impairment of $875,000. This impairment reflects the amount by which the carrying value of the Version I vaults exceeds their estimated fair values determined by their estimated future discounted cash flows. The impairment loss was recorded as a component of “Cost of moving and storage” for the year ended December 31, 2007. As of June 30, 2008, management determined that no further impairment existed.
Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset would generally require management to re-assess the cash flows related to the long-lived assets. As of September 30, 2008, management determined that an impairment existed with respect to certain GPS units that had not been placed into a container. The amount recorded as an expense in cost of goods sold was $355,600.
Stock Based Compensation. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R , “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Stock based compensation is recognized on a straight-line basis over the requisite service period. The amount of compensation expense recognized for options with a graded vesting schedule equals no less than the portion of the award that is vested. SFAS 123R supersedes our previous accounting under APB 25 for periods beginning on or after January 1, 2006.

Nonemployee Options, Warrant and Convertible Debenture Valuation and Accounting. We apply SFAS No. 123R in valuing options granted to consultants and estimate the fair value of such options using the Black-Scholes option-pricing model. The estimated fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current estimated fair value at each period end, until vested.
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
Derivatives. The Company follows the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. The Company utilizes the Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.
The Company classifies derivatives as either current or long-term in the balance sheet based on the classification of the underlying instrument, security or contract.
Issuance of Stock Options
Stock Based Compensation. We adopted our 2006 Equity Incentive Plan (“Plan”) prior to our initial public offering. We were originally authorized to issue up to 1,400,000 shares of common stock under the Plan pursuant to options, rights and stock awards. The Plan was increased to 1,900,000 shares by a vote of stockholders on June 24, 2008. The Plan is administered by the Compensation Committee of the Board of Directors. The exercise price of options granted under the Plan is determined by the Compensation Committee of the Board of Directors at an amount no less than the estimated fair value of our common stock at the date of grant.
In January 2008 we granted options to acquire 343,000 shares of common stock to employees and no options were exercised during the nine months ended September 30, 2008. Options granted were valued using the Black-Scholes option pricing model assuming a six year exercise period, 70.71% volatility and no forfeitures.

In accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), compensation costs related to share-based payments that vested during the nine months ended September 30, 2008 and 2007 and recognized in the Statements of Operations was $156,872 and $144,555, respectively. The Company has recognized $49,439 of expense for the nine months ended September 30, 2008 and $30,000 for the nine months ended September 30, 2007, relating to the vested portion of restricted stock grants made to non-employee directors in January 2008 and 2007. In addition we issued options to acquire 342,000 shares of common stock to our CEO and CFO in connections with their employment agreements prior to the effectiveness of our 2006 Plan. The performance-based portion of the options to purchase shares of common stock issued to our CEO and CFO in September of 2006 are not included in the equity-based compensation expense described above because management has determined that the attainment of the performance targets specified in the employment agreements is not probable. In the event that subsequent developments indicate that the attainment of the performance targets has become probable, our equity-based compensation expense would increase. Any future significant awards or changes in the estimated forfeiture rates of stock options and stock grants may impact these estimates. Options for 114,000 share of common stock were subject to vesting at September 30, 2007 and 114,000 were subject to vesting at September 30, 2008, and the total of 228,000 have been forfeited as the performance conditions were not satisfied at the vesting dates.
Seasonality
Seasonal factors cause our revenue to fluctuate from quarter to quarter. Our highest revenue (as much as 50%, based on our experience to date) typically is generated in the four months of June through September. Most of our operating expenses, including general and administrative costs and debt service, are fixed and do not vary with the volume of our business.
Liquidity and Capital Resources
From inception through September 30, 2008, we have financed our operations through the private placement sales of our equity securities for gross proceeds of approximately $7,800,000, the private placement issuance of convertible debentures for gross proceeds of $11,500,000, bank and capital lease financing for equipment purchases totaling $2,700,000, and the public sale of our securities in our initial public offering for net proceeds of approximately $14,300,000. At September 30, 2008 we had a working capital deficit of $11,000,000.
At March 31, 2008, the Company indicated that it would require additional funding of approximately $2,500,000 during 2008 in order to finance its operations, make debt payments and implement its business plan. During the second and third quarters of 2008, the Company received $2,005,000 of this necessary funding including $750,000 from the Operating and Security Agreement, $505,000 from the May 2008 private placement of Secured Notes, and $750,000 from an equity investment. As of the date of this filing, the Company has yet to secure commitments to fulfill the balance of its projected $2,500,000 requirement. We are currently investigating additional funding opportunities, but do not have any commitments for funding to sustain our operations through the balance of 2008.
Management cannot provide any assurance that we will be able to obtain loans or raise sufficient money through the sale of our equity securities or otherwise. If we are not able to raise adequate funding, we will be unable to continue in business in our current form if at all. If we are able to raise funding in the equity markets, our stockholders will suffer significant dilution and the issuance of securities may result in a change of control.
We currently have a significant amount of debt outstanding that likely will increase if we are successful in securing additional funding. Our level of debt could significantly affect our business by: (i) making it more difficult for us to satisfy our obligations, including making scheduled principal and interest payments under our debt obligations; (ii) limiting our ability to obtain additional financing; (iii) requiring us to dedicate a portion of our cash flow from operations to payment of debt, thereby reducing the availability of our cash flow for other purposes; and (iv) limiting our flexibility to maintain operations and pursue future opportunities
Cash Flows
Net cash used in operations was $4,438,398 for the nine months ended September 30, 2008 compared to $3,768,476 for the nine months ended September 30, 2007. Cash was consumed by the net loss of $10,037,147 less non-cash expenses of approximately $4,703,563 less changes in operating assets of $895,186. For the nine months ended September 30, 2007 cash used in operations was consumed by the net loss of $7,137,033 less non-cash expenses of $1,901,236 less changes in operating assets of $1,467,321.

For the nine months ended September 30, 2008 net cash outflows from investing activities consisted of the purchase of office equipment of $2,355, compared to the nine months ended September 30, 2007 when net cash outflows from investing activities of approximately $9,800,000 were attributable to purchases of property and equipment totaling $9,800,000 and deposits of $39,200.
For the nine months ended September 30, 2008, financing activities consisted of net proceeds from notes payable of $4,416,217 and net equity proceeds of $690,000, reduced by repayments on debt and capital leases of $462,950, for net cash provided by financing activities of $4,643,267. For the nine months ended September 30, 2007 financing activities consisted primarily of net proceeds from notes payable of $1,604,725 reduced by repayments on debt and capital leases of $571,514.
Convertible Promissory Notes
During the nine-month period ended September 30, 2008, the Company entered into several debt financing arrangements generating net proceeds of $4,363,150 (face value of $5,110,000 less original issue discounts of $548,250 and debt offering costs of $198,600). The financings included a January 2008 unsecured convertible debenture (the “January 2008 Unsecured Notes”) in the amount of $200,000, a January 2008 private financing transaction of convertible debentures (the “January 2008 Notes”) in the amount of $3,655,000, a secured operating loan and security agreement of convertible debentures (the “2008 Secured Notes”) in the amount of $750,000, and a private placement memorandum of secured convertible debentures (the “May 2008 PPM Notes”) in the amount of $505,000 (of which $25,000 is held by the newly elected audit committee chairman).
Each of the above debt offerings include various financing terms including conversion features and warrants. The table below summarizes the maturity date, interest rate, conversion price and the number of warrants to purchase common stock included in each respective financing.

	January
	2008
	Unsecured	January	2008 Secured	May 2008
	Notes	2008 Notes	Notes	PPM Notes
Maturity date ^	January 2009	January 2010	April/May 2011	May-July 2011
Interest rate	12%	11%	12%	11%
Original issue discount	n/a	15%	n/a	n/a
Conversion price	$0.75	$0.75	$0.40	$0.40

Number of warrants *	570,000	2,436,667	1,875,000	1,262,500

^	The January 2008 Unsecured Notes were converted to common stock in August 2008.

*	The warrants have varying terms ranging from 3 to 5 years and exercise prices ranging from $0.80 to $1.25.
In January 2008, the Company entered into an unsecured convertible debenture agreement with a related party (the “January 2008 Unsecured Notes”). In accordance with EITF 00-27, the Company allocated $184,000 of the proceeds to a beneficial conversion feature and the warrants resulting in a debt discount of $184,000 with the corresponding entry to additional paid in capital.
In order to effectuate the January 2008 Notes financing transaction, the Company offered to debt holders of its November 2007 Notes ($1,071,500 outstanding at the date of the inducement) two alternative elections as inducements to convert the notes and/or relinquish their second lien security interest in the collateral pledged to the respective November 2007 Notes. The Company received elections to convert $796,500 of the then outstanding notes to equity at a reduced conversion price of $0.65 resulting in the issuance of 1,250,040 restricted shares of the Company’s common stock. In addition to the reduced conversion price, the electing debt holders received a one year extension and a reduced exercise price on the warrants initially issued with the November 2007 Notes and additional warrants to purchase 398,250 restricted shares of the Company’s common stock. The Company also received elections, related to $275,000 of the then outstanding notes, to subordinate their security interests to the purchasers of the January 2008 Notes. The electing debt holders received a reduced conversion price and a reduced exercise price on the warrants issued with the November 2007 Notes.

The Company recorded an inducement expense to convert debt to equity related to the converted November 2007 Notes in the amount of $224,580; and a loss on extinguishment of debt in the amount of $171,969, related to the subordination of security interests.
In addition to the inducement offered to holders of November 2007 Notes, the Company amended and restated certain terms of the September 2007 Notes, resulting in a loss on debt extinguishment of $190,012.
The January 2008 Notes include an anti-dilution feature that does not meet the definition of a “standard” anti-dilution feature. Therefore, the conversion feature and warrants associated with the January 2008 Notes were determined to be embedded derivatives in accordance with SFAS No. 133. Accordingly, the Company bifurcated the derivatives from the January 2008 Notes and measured the conversion feature and warrants at their fair value on the date of issuance using the Black-Scholes option pricing model. A derivative liability in the amount of $1,783,640 was recorded on the issuance date with the corresponding entry to debt discount.
The January 2008 Notes also include a variable pricing provision that causes the Company to potentially not have the ability to issue a sufficient number of shares of common stock required to discharge its obligations under the current terms. As the Company is currently not in a financial position to redeem the balance of the payments due in cash, the January 2008 Notes are recorded as current in the accompanying balance sheet.
Additionally, as the Company does not potentially have adequate shares to settle its obligation for the January 2008 Notes, the Company is precluded from concluding it has sufficient authorized or issued shares to settle certain contracts within the scope of EITF 00-19. The inability to settle the January 2008 Notes has “tainted” financial instruments embedded in subsequent financings in a similar manner. The Company determined that the “toxic security” taints the equity classification of subsequently issued contracts subject to EITF 00-19; therefore, these securities are classified as liabilities until the toxic security expires or is settled. A sequencing approach under EITF 00-19 as it pertains to toxic securities is permitted. Under the sequencing approach, some contracts may continue to qualify as equity despite the existence of a “toxic” security. The sequencing approach permits tainted contracts to be evaluated based on 1) earliest issuance date or 2) latest maturity date. For purposes of applying EITF 00-19 to tainted securities, the Company has elected to employ the earliest issuance date to its debt instruments issued subsequent to the January 2008 Notes.
In April 2008, the Company entered into an Operating Loan and Security Agreement with a beneficial owner of greater than 10% of the Company’s securities, and therefore a related party (the “2008 Secured Notes”). Due to the tainted nature of the securities, as discussed above, the conversion feature and warrants issued in the transaction were recorded as a derivative liability in the amount of $458,150 on the issuance date with the corresponding entry to debt discount. The Company determined the fair value of the derivative liability utilizing the Black-Scholes option pricing model. The Company applied a 32% discount factor to the Black-Scholes calculation determined by the limited liquidity, the number of warrants, the Company’s volatility, historical financial results, and Rule 144 restrictions associated with these securities.
In order to execute the 2008 Secured Notes financing transaction, the Company granted warrants to purchase 1,000,000 shares of the Company’s common stock to holders of the 2005 Notes, the July 2006 Notes, and the August 2007 Notes. The warrants to purchase the shares of common stock were granted to the secured lenders in exchange for releasing their lien on 800 Smart Vaults. The fair value attributable to the warrants was recorded as a derivative liability at the date of grant in the amount of $74,800 with a corresponding entry to debt discount.
In May through July 2008, the Company sold in a private placement memorandum secured convertible notes (the “May 2008 Notes”). Due to the tainted nature of the securities, the conversion feature and warrants issued in the transaction were recorded as a derivative liability in the amount of $431,895 on the issuance date with the corresponding entry to debt discount. As with the 2008 Secured Notes, the Company determined the fair value of the derivative liability utilizing the Black-Scholes option pricing model and a 32% discount factor.

In August 2008, in relation to an equity funding transaction, the Company offered an inducement to the holder of the September 2007 Notes and the January 2008 Unsecured Notes to convert the then outstanding principal balance of $740,000 to equity. The inducement accepted reduced the conversion prices ($0.80 and $0.75, respectively) to $0.32. The inducement expense in the amount of $424,958 is included in interest expense on the accompanying income statement. The conversion resulted in the Company issuing 2,343,750 restricted shares of common stock.
In addition, as part of the equity funding transaction, the Company granted the holder warrants to purchase 3,515,625 restricted common shares related to the equity financing and warrants to purchase 82,500 restricted shares of common stock to release certain collateral related to the converted debt. The Company determined the fair value of the warrants, $576,141 and $12,566, respectively, utilizing the Black-Scholes option pricing model and a 32% discount. Due to the securities being tainted, the value was recorded as a derivative liability.
Certain of the debt financings were completed through placement agents and the Company granted warrants to purchase 191,000 restricted shares of common stock to the placement agents. The Company determined the fair value of the warrants utilizing the Black-Scholes option pricing model and a 32% discount. The value attributable to the placement warrants, $22,208, was recorded as a derivative liability on the issuance date.
The following table summarizes our total outstanding debt as of September 30, 2008:

Note	Face Amount	Discounts	Total

July 2006 Notes ***	$5,000,000	$3,546,937	$1,453,063
2005 Notes ****	$2,998,653	$81,383	$2,917,270
2007 Deferred Interest Note	$355,500	$—	$355,500
August 2007 Notes *	$1,217,500	$71,824	$1,145,676
November 2007 Notes *	$275,000	$—	$275,000
January 2008 Notes **	$3,655,000	$1,544,261	$2,110,739
2008 Secured Notes **	$750,000	$465,448	$284,552
May 2008 PPM Notes **	$505,000	$448,295	$56,705
Other * ^	$23,965	$—	$23,965

Total	$14,780,618	$6,158,148	$8,622,470

*	Classified as current in the accompanying balance sheet. Note is due within 12 months.

**	Classified as current in the accompanying balance sheet due to the variable pricing provision of the January 2008 Notes as previously discussed.

***	Classified as current in the accompanying balance sheet due to default on certain terms of the Note.

****	Certain of the 2005 Notes ($71,368, net of discounts) were classified as current in the accompanying balance sheet as the amount is due within 12 months.

^	The Company financed $53,067 related to insurance premiums during the nine-month period ended September 30, 2008.
At each measurement date, in accordance with SFAS No. 133, the Company revalues the derivative liabilities related to the respective securities. The Company determines the fair value of the derivatives utilizing the Black-Scholes option pricing model and a 32% discount. The revaluation resulted in a loss on the derivative liability of $298,803 for the three-month period ended September 30, 2008 and a gain on the derivative liability of $553,112 for the nine-month period ended September 30, 2008.
The Company recorded amortization of the respective debt discounts to interest expense for the three-month period ended September 30, 2008 in the amount of $519,275 and $1,461,275 for the nine-month period ended September 30, 2008. In addition, related to the September 2007 Note conversion, the November 2007 Note conversion and the January 2008 Unsecured Note conversion, the Company recorded the unamortized debt discount balance to interest expense on the date of conversion in the amount of $117,902. included in interest expense is $720,929 of related party interest.
The Company did not make certain scheduled interest payments for the quarter ended December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008 as required under the terms of the August 2007 and 2005 Notes. The Company will be obligated to pay a default interest rate of 18% per annum on all outstanding principal amounts until the scheduled interest payments under the terms of the notes are paid current. In addition, at September 30, 2008, the Company did not make scheduled interest payments on the 2006 July Notes. Subsequent to September 30, 2008, the 2007 November Notes which were due October 31, 2008 have not been paid. We are currently in discussion with the holders of the respective notes regarding a proposal to defer the amount of interest currently due and to restructure the obligations so that all interest that would otherwise become due during the remainder of 2008 and during 2009 will be rolled into new debt obligations. Until a definitive agreement is concluded with the noteholders, we have no assurance the proposed restructuring will be implemented. The holders of the Company’s 2005 Notes, the July 2006 Notes, and the August 2007 Notes have entered into an Intercreditor Agreement and Stipulation which provides for pro rata sharing of collateral securing the respective notes. In addition, the holders of the 2005 Notes and the July 2006 Notes are parties to an Agreement Among Lenders which provides that no acceleration of maturity of indebtedness under any of the respective notes may occur upon a default unless a majority of the holders of all the notes issues a written notice to the Company.

Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
As a smaller reporting company Smart Move, Inc. has elected not to provide this disclosure.
Item 4. Controls and Procedures
As of December 31, 2007, and again at September 30, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.
This conclusion reflects our management’s earlier determinations in connection with the evaluation performed as of the end of prior fiscal quarters following the Company’s initial public offering in December 2006 that becoming a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) placed significant burdens on the Company’s financial reporting systems and internal personnel and other resources. The Certifying Officers also previously determined as of September 30, 2007 that the Company’s financial management team did not have sufficient experience in the preparation of the narrative disclosures in notes to the interim financial statements to ensure that the disclosure controls and procedures we maintain (as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.
In connection with their evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008, June 30, 2008 and September 30, 2008 the Certifying Officers noted that the Company’s financial team has expanded its technology and personnel resources utilized in connection with the recording of transactions. Although the financial management staff of the Company has acquired additional expertise to support its ongoing preparation of its financial statements additional financial expertise will be required to evaluate, account for and prepare financial statement disclosures consistent with the complex accounting requirements of certain financing transactions of the Company.
During 2008, the Certifying Officers, with the Company’s other management representatives, will complete remediation measures. The Company is evaluating the engagement of a financial accounting firm to help the Company evaluate, account for and prepare financial statement disclosures for future complex accounting transactions as well as to review its required SEC filings.
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
Item 2. Unregistered Sales of Securities and Use of Proceeds from Sale of Registered Securities
On January 15, 2008, The Company sold Secured Convertible Debentures with attached Warrants pursuant to a Securities Purchase Agreement to accredited investor entities and individuals (collectively “Purchasers”). Included among the Purchasers is one individual who currently holds in excess of 10% of the Company’s outstanding common stock, but who is not an officer or director of the Company. The purchase of securities by this individual under the Securities Purchase Agreement was separately reviewed by the Audit Committee and approved by the Company’s Board of Directors.
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
In conjunction with the financing on April 14, 2008 the 2005, July 2006 and August 2007 Secured note holders released their respective liens covering 800 Smart Vault containers in exchange for 1,000,000 warrants. In addition, 100,000 Place Agent warrants were granted as a solicitation fee.
In May 2008, the Company commenced a Private Placement offering comprised of 34 Secured Convertible Note Units in the stated amount of $25,000. The notes are due on the third anniversary of funding and bear interest at 11% per annum. Interest is payable quarterly in cash or kind (restricted shares) at the election of the Company during the first twelve months, and thereafter payable only in cash. Each Note is convertible into common stock of the Company at either the “Base Conversion Price” or the “Issue Date Conversion Price.” The Base Conversion price is $0.75 if the holder elects to convert all or a portion of the note into shares of common stock during the first six months from the date of issuance. The Issue Date Conversion Price is an amount equal to the greater of $0.40 per share or whichever of the following is lower: (a) the average closing price of a share of the Company’s common stock over the five trading days immediately preceding the original issue date of the holder’s Note: or (b) the closing price of a share of the Company’s common stock on the original issue date. Each Note also includes a common stock purchase warrant exercisable through June 1, 2013 to purchase 62,500 shares of common stock, at an exercise price of $0.80. In aggregate we issued $505,000 of these notes.
In August 2008, issued effective upon our receipt of AMEX listing approval received September 18, 2008, 2,343,750 shares and 3,515,625 warrants exercisable at $0.40 to an accredited investor who is not an officer or director of the Company but deemed an affiliate because of ownership in excess of 10% of our common stock, on terms which included an exercise limitation applicable to all the holder’s convertible notes and warrants limiting ownership of our common stock to a maximum of 35% of our outstanding shares. The gross proceeds of this offering were $750,000.
In August 2008 the Company entered into a equity-debt conversion agreement, with one shareholder whereby the Company converted $740,000 of unsecured debt into shares of the company at $0.32 per share.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
We held our Special Meeting of Stockholders on October 27, 2008. At the Special Meeting, our stockholders voted.
1.	To approve an amendment to the Company’s Certificate of Incorporation to effect a reverse split of the Company’s outstanding common stock as described in the proxy statement.

FOR	ABSTAIN	AGAINST
10,286,018	423,525	116,635
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits listed in the exhibit index following the signature page are furnished as part of this report.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART MOVE, INC.
Date: November 14, 2008	By:	/s/ Chris Sapyta
Title: Chief Executive Officer
(Principal Executive Officer)

SMART MOVE, INC.
Date: November 14, 2008	By:	/s/ Edward Johnson
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

†3.1	Certificate of incorporation, as amended and restated

†3.2	Bylaws

10.2	Form of Warrant for August 2008 equity offering

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and of the Chief Financial officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-32951.

†	Previously filed with Smart Move’s registration statement on Form SB-2 (SEC File No. 333-137931) and incorporated by reference herein.